Form 10-Q
period 1994-03-31
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1994-05-10
CIK 106170

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994
                                             --------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                               ------     ------

                       Commission File Number 0-7624
                                              ------

                  WESTERN MASSACHUSETTS ELECTRIC COMPANY
                  --------------------------------------
          (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                     04-1961130
              -------------                     ----------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS (01090-0010)
- - -------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                              (413) 785-5871
                              --------------
           (Registrant's telephone number, including area code)

                              Not Applicable
                              --------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 29, 1994
                 -----                    -----------------------------
     Common Shares, $25.00 par value            1,072,471 shares



                   WESTERN MASSACHUSETTS ELECTRIC COMPANY


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - March 31, 1994
          and December 31, 1993                                 2

          Statements of Income - Three
          Months Ended March 31, 1994 and 1993                  4

          Statements of Cash Flows -
          Three Months Ended March 31, 1994 and 1993            5

          Notes to Financial Statements                         6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                    8

Part II.  Other Information

          Item 1.   Legal Proceedings                          11

          Item 5.   Other Information                          11

          Item 6.   Exhibits and Reports on Form 8-K           11

Signatures                                                     12

                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                         March 31,     December 31,
                                                            1994           1993
                                                       -------------  -------------
                                                          (Thousands of Dollars)
ASSETS
- - ------
Utility Plant, at original cost:
  Electric...........................................  $  1,186,811   $  1,183,410

     Less: Accumulated provision for depreciation....       406,141        395,190
                                                       -------------  -------------
                                                            780,670        788,220
  Construction work in progress......................        27,050         23,790
  Nuclear fuel, net..................................        37,315         35,727
                                                       -------------  -------------
      Total net utility plant........................       845,035        847,737
                                                       -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market in 1994
   and at cost in 1993 (Note 2)<F2>..................        53,852         49,155
  Investments in regional nuclear generating
   companies, at equity..............................        14,725         14,633
  Other, at cost.....................................         3,840          3,840
                                                       -------------  -------------
                                                             72,417         67,628
                                                       -------------  -------------
Current Assets:
  Cash and special deposits..........................           180            185
  Notes receivable from affiliated companies.........        98,250           -
  Receivables, net...................................        41,601         36,437
  Accounts receivable from affiliated companies......           967          4,972
  Accrued utility revenues...........................        13,206         17,362
  Fuel, materials, and supplies, at average cost.....         5,871          7,057
  Prepayments and other..............................         9,750          9,613
                                                       -------------  -------------
                                                            169,825         75,626
                                                       -------------  -------------
Deferred Charges:
  Regulatory asset--income taxes.....................        92,102         94,414
  Amortizable property investment--Millstone 3.......        25,201         28,001
  Deferred costs--Millstone 3........................        19,068         22,667
  Unrecovered contract obligation--YAEC..............        23,239         24,150
  Deferred DOE assessment............................         8,907          8,908
  Unamortized debt expense...........................         2,185          1,842
  Other..............................................        34,983         33,669
                                                       -------------  -------------
                                                            205,685        213,651
                                                       -------------  -------------
      Total Assets...................................  $  1,292,962   $  1,204,642
                                                       =============  =============

See accompanying notes to financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                           March 31,     December 31,
                                                              1994           1993
                                                         -------------  -------------
                                                            (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares.........  $     26,812   $     26,812
  Capital surplus, paid in.............................       149,392        149,319
  Retained earnings....................................       102,888         97,627
                                                         -------------  -------------
           Total common stockholder's equity...........       279,092        273,758
  Preferred stock not subject to mandatory redemption..        73,500         73,500
  Preferred stock subject to mandatory redemption......        24,000         25,500
  Long-term debt.......................................       379,106        393,232
                                                         -------------  -------------
           Total capitalization........................       755,698        765,990
                                                         -------------  -------------
Obligations Under Capital Leases.......................        27,180         24,014
                                                         -------------  -------------
Current Liabilities:
  Notes payable to banks...............................         -              6,000
  Long-term debt and preferred stock--current
   portion.............................................       105,069          1,500
  Obligations under capital leases--current
   portion.............................................        13,159         12,888
  Accounts payable.....................................        10,378         17,493
  Accounts payable to affiliated companies.............        10,874         12,016
  Accrued taxes........................................        14,612          7,022
  Accrued interest.....................................         7,007          6,478
  Refundable energy costs..............................         5,647          8,676
  Other................................................        15,663         11,727
                                                         -------------  -------------
                                                              182,409         83,800
                                                         -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes....................       251,311        253,547
  Accumulated deferred investment tax credits..........        35,771         36,083
  Deferred contract obligation--YAEC...................        23,239         24,150
  Deferred DOE obligation..............................         7,268          7,268
  Other................................................        10,086          9,790
                                                         -------------  -------------
                                                              327,675        330,838
                                                         -------------  -------------

Commitments and Contingencies (Note 4)<F4>

                                                         -------------  -------------
           Total Capitalization and Liabilities........  $  1,292,962   $  1,204,642
                                                         =============  =============

See accompanying notes to financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
     (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                           ------------------------
                                                               1994         1993
                                                           -----------  -----------
                                                            (Thousands of Dollars)

Operating Revenues....................................     $  112,984   $  108,950
                                                           -----------  -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         17,107       18,458
     Other............................................         35,391       34,746
  Maintenance.........................................          9,146        8,232
  Depreciation........................................          9,400        9,210
  Amortization of regulatory assets...................          6,841        7,519
  Federal and state income taxes......................         10,608        8,384
  Taxes other than income taxes.......................          5,023        4,742
                                                           -----------  -----------
        Total operating expenses......................         93,516       91,291
                                                           -----------  -----------
Operating Income......................................         19,468       17,659
                                                           -----------  -----------
Other Income:
  Allowance for other funds used during construction..            176           79
  Deferred Millstone 3 return--other funds............            253          415
  Equity in earnings of regional nuclear generating
    companies.........................................            467          391
  Other, net..........................................              9          741
  Income taxes--credit................................            411          166
                                                           -----------  -----------
        Other income, net.............................          1,316        1,792
                                                           -----------  -----------
        Income before interest charges................         20,784       19,451
                                                           -----------  -----------
Interest Charges:
  Interest on long-term debt..........................          7,097        8,294
  Other interest......................................             47          150
  Allowance for borrowed funds used during
    construction......................................           (132)        (113)
  Deferred Millstone 3 return--borrowed funds.........           (189)        (308)
                                                           -----------  -----------
        Interest charges, net.........................          6,823        8,023
                                                           -----------  -----------
Income before cumulative effect of
  accounting change...................................         13,961       11,428
Cumulative effect of accounting change (Note 2)<F2>...           -           3,922
                                                           -----------  -----------
Net Income............................................     $   13,961   $   15,350
                                                           ===========  ===========

See accompanying notes to financial statements.

   WESTERN MASSACHUSETTS ELECTRIC COMPANY
   STATEMENTS OF CASH FLOWS
           (Unaudited)
                                                                       Three Months Ended
                                                                          March 31,
                                                                   ------------------------
                                                                      1994          1993
                                                                   ----------    ----------
                                                                    (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income ..............................................    $   13,961    $   15,350
     Adjusted for the following:
       Depreciation ..........................................         9,400         9,210
       Deferred income taxes and investment tax credits, net..           959        (2,454)
       Deferred nuclear plants return, net of amortization....         3,250         2,947
       Deferred fuel, net of amortization.....................        (3,029)        5,002
       Other sources of cash..................................         3,520         7,511
       Other uses of cash.....................................        (3,542)         (773)
     Changes in working capital:
       Receivables and accrued utility revenues...............         2,997         1,699
       Fuel, materials, and supplies..........................         1,186           768
       Accounts payable.......................................        (8,257)      (14,334)
       Accrued taxes..........................................         7,590         5,813
       Other working capital (excludes cash)..................         3,134         4,718
                                                                   ----------    ----------
   Net Cash Flows From Operations.............................        31,169        35,457
                                                                   ----------    ----------
   Cash Flows From Financing Activities:
     Long-term debt...........................................        90,000        60,000
     Net decrease in short-term debt..........................        (6,000)      (41,500)
     Reacquisitions and retirements of long-term debt
       and preferred stock....................................        (1,500)       (1,500)
     Cash dividends on preferred stock........................        (1,343)       (1,377)
     Cash dividends on common stock...........................        (7,357)       (7,196)
                                                                   ----------    ----------
   Net cash flows from financing activities...................        73,800         8,427
                                                                   ----------    ----------
   Investment Activities:
     Investment in plant:
       Electric utility plant.................................        (7,130)       (7,587)
       Nuclear fuel...........................................         2,406        (2,063)
                                                                   ----------    ----------
     Net cash flows used for investments in plant.............        (4,724)       (9,650)
     NU System Money Pool, net................................       (98,250)      (32,500)
     Other investment activities, net.........................        (2,000)       (1,776)
                                                                   ----------    ----------
   Net cash flows used for investments........................      (104,974)      (43,926)
                                                                   ----------    ----------
   Net Decrease In Cash for the Period........................            (5)          (42)
   Cash-beginning of period...................................           185           165
                                                                   ----------    ----------
   Cash-end of period.........................................    $      180    $      123
                                                                   ==========    ==========

   See accompanying notes to financial statements.

                  WESTERN MASSACHUSETTS ELECTRIC COMPANY

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Western Massachusetts Electric Company (the company or WMECO) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993, and the statements of cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended March 31, 1993 have been reclassified to conform with the March 31, 1994 presentation.

<F2>2.    Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to WMECO with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by WMECO on a prospective basis in the first quarter of 1994.

As a result of the adoption of SFAS 115, WMECO increased its investment in nuclear decommissioning trusts by approximately $2.7 million, with a corresponding offset to the accumulated provision for depreciation. The $2.7 million increase represents the cumulative total gross unrealized holding gains for 1994. There was no increase in funding of the trusts nor any impact on earnings as a result of the adoption of SFAS 115.

Property Taxes: WMECO adopted a one-time change in the method of accounting for municipal property tax expense for their Connecticut properties. Most municipalities in Connecticut assess property values as of October 1. Prior to January 1, 1993, the company accrued Connecticut property tax expense over the period October 1 through September 30 based on the lien-date method. During the first quarter of 1993, WMECO changed its method of accounting for Connecticut municipal property taxes to recognize the expense from July 1 through June 30, to match the payments and services provided by the municipalities. This one-time change increased net income by approximately $3.9 million for WMECO in 1993.

<F3>3.   Capitalization

On March 22, 1994, WMECO issued $40 million of First Mortgage Bonds, Series X and $50 million of First Mortgage Bonds, Series Y. The Series X

Bonds bear interest at an annual rate of 6-1/4 percent, and will mature on March 1, 1999. The Series Y Bonds bear interest at an annual rate of 7-3/4 percent, and will mature on March 1, 2024.

The net proceeds from the issuance and sale of Series X and Series Y bonds, together with the proceeds from the issuance of short-term debt, were used to redeem at their general redemption prices the following outstanding WMECO First Mortgage Bonds on April 4, 1994: The 7-3/8 percent Series H ($15 million), the 7-3/4 percent Series J ($30 million), the 9-3/4 percent Series R ($24.75 million), and the 10-1/8 percent Series T (approximately $33.8 million).

<F4>4.    Commitments and Contingencies

Construction Program: For information regarding WMECO's construction program, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Nuclear Performance: On May 5, 1994, WMECO and the Attorney General of the Commonwealth of Massachusetts filed a settlement with the DPU. If approved by the DPU, this agreement would settle a number of outstanding issues, including the termination of pending performance review proceedings for the years between June 1987 and May 1993. For further information regarding Nuclear Performance and the recovery of replacement power costs, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Environmental Matters: For information regarding Environmental Matters, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Nuclear Insurance Contingencies: For information regarding Nuclear Insurance Contingencies, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Financing Arrangements for the Regional Nuclear Generating Companies: For information regarding Financing Arrangements for the Regional Nuclear Generating Companies, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Purchased Power Arrangements: For information regarding Purchased Power Arrangements, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Property Taxes: For information regarding Property Taxes, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

                  WESTERN MASSACHUSETTS ELECTRIC COMPANY

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

This section contains management's assessment of Western Massachusetts Electric Company's (WMECO or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K.

FINANCIAL CONDITION

Overview

The company's net income decreased to $14.0 million for the three months ended March 31, 1994, from $15.4 million for the same period in 1993. Net income in 1993 reflects the cumulative effect of a change in accounting for Connecticut municipal property taxes. The company adopted a one-time change in the method of accounting for Connecticut municipal property tax expense in the first quarter of 1993. This change resulted in a one-time contribution to net income of $3.9 million.

Net income before the cumulative effect of the change in accounting for property taxes was $11.4 million in 1993. The increase in net income from 1993, excluding the one-time accounting change, is primarily attributable to higher retail sales in 1994 due primarily to a cold winter, increased revenues from the July 1993 retail rate increase and lower interest costs, partially offset by higher operation and maintenance expenses.

Accounting Standards

In 1994, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 supersedes or amends other accounting pronouncements related to the accounting for marketable securities. As a result of the adoption of SFAS No. 115, the company increased its investment in nuclear decommissioning trusts by approximately $2.7 million with a corresponding offset to accumulated provision for depreciation. The increase represents the cumulative unrealized gains on the investments in the nuclear decommissioning trusts. The adoption of SFAS No. 115 has had no impact on net income.

See the "Notes to Financial Statements" for additional information on this new accounting standard.

Rate Matters

The ability of retail customers to select an electricity supplier other than a local company and then force the local electric utility to transmit the power to the customer's site is known as "retail wheeling." While wholesale wheeling is mandated by the Energy Policy Act of 1992 under certain circumstances, retail wheeling is not required in the company's jurisdiction. In Massachusetts, bills being reviewed by Legislative committees would permit limited retail wheeling in economically distressed areas and to municipal and state- owned facilities as well as increased opportunities for self-generation.

On May 5, 1994, WMECO and the Attorney General of the Commonwealth of Massachusetts signed a settlement agreement (the agreement). Under the agreement, which is subject to the approval of the Department of Public Utilities (DPU), WMECO's customers will receive a base rate reduction of $8.0 million annually for a 20-month period effective June 1, 1994 and a guarantee of no general base rate increases before February 1996. This agreement, if approved, settles a number of outstanding issues including termination, without findings, of all performance review proceedings regarding the treatment of replacement power costs incurred by WMECO during outages at Millstone nuclear units from mid-1987 through mid-1993. In addition, under the agreement, large-use customers (1,000 kWhs or more of demand) will be offered discounts on their electric bills in return for providing WMECO with five years' notice of any plans to self-generate or purchase electricity from a different provider. The combined base rate reduction and service extension discounts will total five percent for those large customers. The agreement is not expected to have a significant adverse impact on WMECO's 1994 earnings.

WMECO has a conservation charge (CC) in effect to recover the cost of conservation and load management (C&LM) programs above or below the base rate recovery levels. WMECO filed a new CC in February 1994. On March 1, 1994, the DPU approved the new CC effective immediately. WMECO expects to spend about $14 million in 1994 on C&LM programs.

Liquidity and Capital Resources

Cash provided from operations decreased $4.3 million for the first three months of 1994, compared with the same period in 1993. Cash provided from financing activities was $65.4 million higher in 1994, as compared with 1993, primarily due to lower repayment of short-term debt and an increase in long-term debt. Cash used for investments increased $61.0 million, primarily due to an increase in loan to other system companies under the NU system money pool.

On March 22, 1994, WMECO issued two new First Mortgage Bonds, the $40 million 1994 Series X Bonds and the $50 million 1994 Series Y Bonds, at annual interest rates of 6-1/4 percent and 7-3/4 percent, respectively. The Series X Bonds will mature on March 1, 1999 and the Series Y Bonds will mature on March 1, 2024. Proceeds from these issues, together with proceeds from short-term debt, were used to redeem approximately $104 million of outstanding First Mortgage Bonds with interest rates ranging from 7-3/8 percent to 10-1/4 percent. Savings from the refinancings are estimated to be approximately $2.4 million per year in reduced interest costs.

The company's construction program expenditures, including allowance for funds used during construction (AFUDC), amounted to $7.1 million for the first three months of 1994 as compared to $7.6 million during the same period in 1993. The construction program's main focus is maintaining and upgrading the existing transmission and distribution system as well as nuclear and fossil-generating facilities. The company does not foresee the need for new major generating facilities until at least the year 2007.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1994 with the First Quarter of 1993
- - ----------------------------------------------------------------------

Operating revenues increased $4.0 million in the first quarter of 1994 compared with the same period in 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- - -----------------------------                     -------------------
                                                     (Millions of Dollars)

Regulatory decisions                                      $2.5
Fuel and purchased power cost recoveries                   0.4
Sales volume                                               4.0
Other revenues                                            (2.9)
                                                          ----
Total revenue change                                      $4.0
                                                          ====

Revenues related to regulatory decisions increased primarily because of retail rate increase in July 1993. Sales volume revenue increased primarily as a result of higher retail sales in 1994. Retail sales increased 4.5 percent for the first quarter of 1994 compared to 1993 because the first quarter of 1994 was much colder. Other revenues decreased primarily because of lower 1994 sales to other utilities.

Fuel, purchased, and net interchange power expense decreased $1.4 million in 1994 because of the timing in the recovery of fuel expenses under the provisions of the company's fuel adjustment clause and lower nuclear costs, partially offset by higher interchange purchases.

Other operation and maintenance expenses increased $1.6 million in 1994, as compared to 1993, primarily due to higher 1994 costs for nuclear outages, partially offset by the establishment of a reserve for obsolete inventory in 1993.

Interest on long-term debt decreased $1.2 million in 1994, as compared to 1993 primarily because of lower average interest rates as a result of the company's refinancing activities.

Federal and state income taxes increased $2.0 million in 1994 as compared to 1993, primarily because of higher book taxable income.

The cumulative effect of the accounting change of $3.9 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.

                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          1. On September 30, 1993, 29 participants in the New England Power Pool (NEPOOL) (including WMECO) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC).
The Amendment establishes a minimum size for generating units to be considered for designation as "Pool-Planned Units." Such designation entitles the owners of an interest in a unit to have their shares of the output of the unit transmitted to them under a transmission rate that is generally more favorable than the rates that would be available in the absence of such a designation. Massachusetts Municipal Wholesale Electric Company and several other municipal electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

               On April 11, 1994, the FERC issued an Order setting the Amendment for a "paper hearing" in May 1994. FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for Pool-Planned Units. FERC has also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act.

Item 5.   Other Information

          1. Massachusetts law establishes an annual performance program for utilities related to fuel procurement and use, and requires the DPU to review a utility's generating unit performance and related fuel costs if that utility fails to meet the goals set for it. The reviews of WMECO's annual generating unit performance for the program years between June 1987 and May 1993 are pending either completion of investigations or issuance of decisions by the DPU. On May 5, WMECO and the Massachusetts Attorney General filed a settlement with the DPU that would, if approved, terminate those pending performance review proceedings for the years between June 1987 and May 1993. Also, the settlement provides, among other things, that: (1) WMECO will reduce its customers' overall bills by approximately $13.3 million over the 20-month period June 1, 1994 to January 31, 1996; (2) WMECO will not file for increased base rates effective before February 1, 1996; (3) WMECO will amortize post-retirement benefits other than pension costs over a three-year period starting July 1, 1994; and (4) WMECO will offer a 5 percent rate reduction to its largest customers who agree not to self-generate or take electricity from another provider for five years.

Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K:

              No reports on Form 8-K have been filed during this reporting period.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                               WESTERN MASSACHUSETTS ELECTRIC COMPANY
                               --------------------------------------
                                               Registrant





Date      May 9, 1994            By  /s/ Bernard M. Fox
      --------------------           ------------------------------
                                         Bernard M. Fox
                                         Vice Chairman and Director




Date      May 9, 1994            By  /s/ John W. Noyes
      --------------------           ------------------------------
                                         John W. Noyes
                                       Vice President and
                                         Controller