Form 10-Q
period 1994-06-30
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1994-08-12
CIK 106170

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994
                                             -------------
                                    OR
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

174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS (01090-0010)
- -------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 29, 1994
                 -----                    ----------------------------
     Common Shares, $25.00 par value            1,072,471 shares




                   WESTERN MASSACHUSETTS ELECTRIC COMPANY


                             TABLE OF CONTENTS



                                                          Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - June 30, 1994
          and December 31, 1993                                 2

          Statements of Income - Three and Six
          Months Ended June 30, 1994 and 1993                   4

          Statements of Cash Flows -
          Six Months Ended June 30, 1994 and 1993               5

          Notes to Financial Statements                         6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                    8

Part II.  Other Information

          Item 1.   Legal Proceedings                          11

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                           12

          Item 5.   Other Information                          12

          Item 6.   Exhibits and Reports on Form 8-K           13

Signatures                                                     14


















                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                              June 30,    December 31,
                                                                1994          1993
                                                            ------------  ------------
                                                               (Thousands of Dollars)
ASSETS
- ------
Utility Plant, at original cost:
  Electric................................................  $ 1,199,416   $ 1,183,410

     Less: Accumulated provision for depreciation.........      412,312       395,190
                                                            ------------  ------------
                                                                787,104       788,220
  Construction work in progress...........................       20,976        23,790
  Nuclear fuel, net.......................................       36,954        35,727
                                                            ------------  ------------
      Total net utility plant.............................      845,034       847,737
                                                            ------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 2)<F2>..       54,303        49,155
  Investments in regional nuclear generating
   companies, at equity...................................       14,818        14,633
  Other, at cost..........................................        3,840         3,840
                                                            ------------  ------------
                                                                 72,961        67,628
                                                            ------------  ------------
Current Assets:
  Cash and special deposits...............................          116           185
  Receivables, net........................................       35,592        36,437
  Accounts receivable from affiliated companies...........        5,998         4,972
  Accrued utility revenues................................       15,931        17,362
  Fuel, materials, and supplies, at average cost..........        5,639         7,057
  Recoverable energy costs, net...........................        5,266           -
  Prepayments and other...................................        7,244         9,613
                                                            ------------  ------------
                                                                 75,786        75,626
                                                            ------------  ------------
Deferred Charges:
  Deferred charges--SFAS 109..............................       90,357        94,414
  Amortizable property investment--Millstone 3............       22,401        28,001
  Deferred costs--Millstone 3.............................       15,399        22,667
  Unrecovered contract obligation--YAEC...................       22,262        24,150
  Deferred DOE assessment.................................        8,247         8,908
  Unamortized debt expense................................        1,846         1,842
  Other...................................................       38,280        33,669
                                                            ------------  ------------
                                                                198,792       213,651
                                                            ------------  ------------


      Total Assets........................................  $ 1,192,573   $ 1,204,642
                                                            ============  ============

See accompanying notes to financial statements.






























WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                              June 30,    December 31,
                                                                1994          1993
                                                            ------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $    26,812   $    26,812
  Capital surplus, paid in................................      149,464       149,319
  Retained earnings.......................................      110,110        97,627
                                                            ------------  ------------
           Total common stockholder's equity..............      286,386       273,758
  Preferred stock not subject to mandatory redemption.....       73,500        73,500
  Preferred stock subject to mandatory redemption.........       24,000        25,500
  Long-term debt..........................................      379,752       393,232
                                                            ------------  ------------
           Total capitalization...........................      763,638       765,990
                                                            ------------  ------------
Obligations Under Capital Leases..........................       25,832        24,014
                                                            ------------  ------------
Current Liabilities:
  Notes payable to banks..................................        7,500         6,000
  Notes payable to affiliated company.....................        4,500           -
  Long-term debt and preferred stock--current
   portion................................................        1,500         1,500
  Obligations under capital leases--current
   portion................................................       12,781        12,888
  Accounts payable........................................       15,216        17,493
  Accounts payable to affiliated companies................        6,973        12,016
  Accrued taxes...........................................        6,148         7,022
  Accrued interest........................................        6,243         6,478
  Refundable energy costs.................................          -           8,676
  Refundable conservation costs, net......................        7,388         2,610
  Other...................................................        7,651         9,117
                                                            ------------  ------------
                                                                 75,900        83,800
                                                            ------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................      252,253       253,547
  Accumulated deferred investment tax credits.............       35,458        36,083
  Deferred contract obligation--YAEC......................       22,262        24,150
  Deferred DOE obligation.................................        6,608         7,268
  Other...................................................       10,622         9,790
                                                            ------------  ------------
                                                                327,203       330,838
                                                            ------------  ------------
Commitments and Contingencies (Note 3)<F3>

                                                            ------------  ------------
           Total Capitalization and Liabilities...........  $ 1,192,573   $ 1,204,642
                                                            ============  ============

See accompanying notes to financial statements.































WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
     (Unaudited)

                                                 Three Months Ended    Six Months Ended
                                                       June 30,            June 30,
                                                -------------------  -------------------
                                                   1994      1993       1994      1993
                                                --------- ---------  --------- ---------
                                                           (Thousands of Dollars)

Operating Revenues............................. $101,188  $ 92,383   $214,172  $201,333
                                                --------- ---------  --------- ---------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.    8,811    12,104     25,918    30,562
     Other.....................................   31,334    32,261     66,725    67,007
  Maintenance..................................    8,071     7,812     17,217    16,044
  Depreciation.................................    8,655     8,846     18,055    18,056
  Amortization of regulatory assets............    7,303     7,309     14,144    14,828
  Federal and state income taxes...............   11,193     5,606     21,801    13,990
  Taxes other than income taxes................    4,553     4,916      9,576     9,658
                                                --------- ---------  --------- ---------
        Total operating expenses...............   79,920    78,854    173,436   170,145
                                                --------- ---------  --------- ---------
Operating Income...............................   21,268    13,529     40,736    31,188
                                                --------- ---------  --------- ---------

Other Income:
  Deferred Millstone 3 return--other funds.....      213       380        466       795
  Equity in earnings of regional nuclear
    generating companies.......................      528       378        995       769
  Other, net...................................      745       460        930     1,280
  Income taxes--credit.........................      126       (72)       537        94
                                                --------- ---------  --------- ---------
        Other income, net......................    1,612     1,146      2,928     2,938
                                                --------- ---------  --------- ---------
        Income before interest charges.........   22,880    14,675     43,664    34,126
                                                --------- ---------  --------- ---------

Interest Charges:
  Interest on long-term debt...................    6,947     7,145     14,044    15,439
  Other interest...............................       57       495        (28)      532
  Deferred Millstone 3 return--borrowed funds..     (159)     (281)      (348)     (589)
                                                --------- ---------  --------- ---------
        Interest charges, net..................    6,845     7,359     13,668    15,382
                                                --------- ---------  --------- ---------

Income before cumulative effect of
  accounting change............................   16,035     7,316     29,996    18,744
Cumulative effect of accounting change.........     -         -          -        3,922
                                                --------- ---------  --------- ---------

Net Income..................................... $ 16,035  $  7,316   $ 29,996  $ 22,666
                                                ========= =========  ========= =========

See accompanying notes to financial statements.































     WESTERN MASSACHUSETTS ELECTRIC COMPANY
     STATEMENTS OF CASH FLOWS
             (Unaudited)

                                                                         Six Months Ended
                                                                            June 30,
                                                                     ------------------------
                                                                        1994          1993
                                                                     ----------    ----------
                                                                      (Thousands of Dollars)
     Cash Flows From Operations:
       Net Income ..............................................    $   29,996    $   22,666
       Adjusted for the following:
         Depreciation ..........................................        18,055        18,056
         Deferred income taxes and investment tax credits, net..         7,640        (2,342)
         Deferred nuclear plants return, net of amortization....         6,567         5,955
         Deferred energy costs, net of amortization.............       (13,942)        7,956
         Other sources of cash..................................         6,666        13,793
         Other uses of cash.....................................       (11,476)         (287)
       Changes in working capital:
         Receivables and accrued utility revenues...............         1,250        (2,943)
         Fuel, materials, and supplies..........................         1,418         1,186
         Accounts payable.......................................        (7,320)      (11,667)
         Accrued taxes..........................................          (874)       (6,314)
         Other working capital (excludes cash)..................         5,446        (2,147)
                                                                     ----------    ----------
     Net cash flows from operations.............................        43,426        43,912
                                                                     ----------    ----------
     Cash Flows Used For Financing Activities:
       Long-term debt...........................................        90,000        60,000
       Net increase (decrease) in short-term debt...............         6,000        (9,000)
       Reacquisitions and retirements of long-term debt
         and preferred stock....................................      (105,069)      (60,900)
       Cash dividends on preferred stock........................        (2,799)       (2,761)
       Cash dividends on common stock...........................       (14,714)      (14,392)
                                                                     ----------    ----------
     Net cash flows used for financing activities...............       (26,582)      (27,053)
                                                                     ----------    ----------
     Investment Activities:
       Investment in plant:
         Electric utility plant.................................       (14,800)      (13,470)
         Nuclear fuel...........................................         1,742           175
                                                                     ----------    ----------
       Net cash flows used for investments in plant.............       (13,058)      (13,295)
       Other investment activities, net.........................        (3,855)       (3,553)
                                                                     ----------    ----------
     Net cash flows used for investments........................       (16,913)      (16,848)
                                                                     ----------    ----------
     Net Increase (Decrease) In Cash for the Period.............           (69)           11
     Cash-beginning of period...................................           185           165
                                                                     ----------    ----------
     Cash-end of period.........................................    $      116    $      176
                                                                     ==========    ==========

     See accompanying notes to financial statements.




































                  WESTERN MASSACHUSETTS ELECTRIC COMPANY

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Western Massachusetts Electric Company (the company or WMECO) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and the statements of cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended June 30, 1993 have been reclassified to conform with the June 30, 1994 presentation.

<F2>2.    Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to WMECO with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by WMECO on a prospective basis in the first quarter of 1994.

As a result of the adoption of SFAS 115, WMECO increased its investment in nuclear decommissioning trusts by approximately $1.3 million as of June 30, 1994, with a corresponding offset to the accumulated provision for depreciation. The $1.3 million increase represents cumulative gross unrealized holding gains of $2.7 million, offset by cumulative gross unrealized holding losses of $1.4 million. There was no increase in funding of the trusts, nor any impact on earnings as a result of the adoption of SFAS 115.

<F3>3.    Commitments and Contingencies

Construction Program: For information regarding WMECO's construction program, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Nuclear Performance: For further information regarding Nuclear Performance, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1 - Legal Proceedings in this Form 10-Q, WMECO's March 31, 1994 Form 10-Q and the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Environmental Matters:  For information regarding Environmental Matters, see
Part II, Item 5 - Other Information in this Form 10-Q and the Notes to Financial Statements in WMECO's 1993 Form 10-K.

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

Purchased Power Arrangements: For information regarding Purchased Power Arrangements, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Property Taxes: For information regarding Property Taxes, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

<F4>4.    Subsequent Event

On August 2, 1994, the Federal Energy Regulatory Commission (FERC) approved a Bulk Power Supply Service Contract (the contract) between The Connecticut Light and Power Company (CL&P), a wholly-owned subsidiary of NU, and WMECO, and the Town of Madison Department of Electric Works (MEW), a former wholesale customer of Central Maine Power Company (CMP). This contract will commence on September 1, 1994 and is expected to generate revenues aggregating approximately $140 million to CL&P and WMECO over the nine year and four month contract term.

The FERC has also concurrently approved a settlement agreement between CL&P and WMECO, MEW, and CMP. This settlement agreement resolves all outstanding issues between the parties related to the contract. As part of the settlement agreement, WMECO will make settlement payments to CMP of approximately $1.43 million over a seven-year period.




























                    WESTERN MASSACHUSETTS ELECTRIC COMPANY

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


This section contains management's assessment of Western Massachusetts Electric Company's (WMECO or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K and the First Quarter 1994 Form 10-Q.

FINANCIAL CONDITION

Overview

The company's net income increased to $30 million for the six months ended June 30, 1994, from approximately $23 million for the same period in 1993. Net income in 1993 reflects the cumulative effect of a change in the method of accounting for Connecticut municipal property tax expense adopted by the company in the first quarter of 1993. This change resulted in a one-time contribution to 1993 net income of approximately $4 million. Net income increased to $16 million for three months ending June 30, 1994, from approximately $7 million for the same period in 1993.

The increases in earnings from 1993 for the three- and six-month periods, before the effect of the one-time accounting change, are primarily attributable to one-time benefits from a settlement agreement approved in May 1994 which will be offset by costs over the remainder of the year, higher retail sales resulting from a colder winter and an unusually hot June in 1994 and lower interest costs.

Regulatory Matters

The ability of a retail customer to select an electricity supplier other than a local electric company and then use the local electric utility to transmit the power to the customer's site is known as "retail wheeling." While wholesale wheeling is mandated by the Energy Policy Act of 1992 under certain circumstances, retail wheeling is generally not required. In Massachusetts, bills being reviewed by certain legislative committees would permit limited retail wheeling in economically distressed areas and to municipal and state-owned facilities as well as increased opportunities for self-generation.

Massachusetts

On May 26, 1994, the Massachusetts Department of Public Utilities (DPU) approved a settlement agreement between WMECO and the Attorney General of the Commonwealth of Massachusetts under which WMECO's customers will receive a base rate reduction of approximately $13 million over a 20-month period effective June 1, 1994, and a guarantee of no general base rate increases before February 1996. This agreement also terminated, without findings, all performance review proceedings regarding the treatment of replacement power costs incurred by WMECO during outages at Millstone nuclear units from mid-1987 through mid-1993 and approved the amortization of previously deferred expenses for postretirement benefits beginning in July 1994. In addition, under the agreement, large-use customers (1,000 kWs or more of demand) will be offered discounts on their electric bills in return for providing WMECO with five years' notice of any plans to self-generate or purchase electricity from a different provider. The combined base rate reduction and service extension discounts will total five percent for those larger customers. The agreement settled a number of issues, some of which benefited earnings and others of which imposed costs, but on balance over 1994 the agreement is not expected to have a significant impact on WMECO's earnings.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU System operates (including the Connecticut Yankee nuclear unit (CY)) was
61.0 percent for the six months ended June 30, 1994, as compared with 86.6 percent for the same period in 1993. The lower 1994 capacity factor was primarily the result of extended refueling and maintenance outages for Millstone 1 and Seabrook. CY, Seabrook and Millstone 2 were also out of service for varying lengths of time in the first six months of 1994 because of some unexpected technical and operating difficulties.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations and cash flows used for financing and investment activities are approximately the same for the first six months of 1994 and 1993.

The company's construction program expenditures amounted to approximately $15 million for the first six months of 1994, as compared to approximately $13 million during the same period in 1993. The higher construction expenditures resulted primarily from the replacement of the condenser and turbine rotor and other improvements during the Millstone 1 outage.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1994 with the Second Quarter of 1993
- ------------------------------------------------------------------------

Operating revenues increased approximately $9 million in the second quarter of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                          Increase
- -----------------------------                     -------------------
                                                    (Millions of Dollars)

Fuel and purchased power cost recoveries                 $ 6
Sales volume                                               3
                                                         ---
Total revenue change                                     $ 9
                                                         ===

Fuel and purchased power cost recoveries increased primarily because of higher interchange revenues in 1994. Sales volume increased primarily as a result of higher retail sales due to an unusually hot June in 1994.

Fuel, purchased, and net interchange power expense decreased approximately $3 million in the second quarter of 1994, as compared with 1993, primarily as a result of a one-time benefit from the WMECO settlement agreement and lower nuclear fuel expense, partially offset by a higher level of energy purchases from other utilities.

Federal and state income taxes increased approximately $5 million in the second quarter of 1994, as compared with 1993, primarily because of higher book taxable income.

Comparison of the First Six Months of 1994 with the First Six Months
- --------------------------------------------------------------------
of 1993
- -------

Operating revenues increased approximately $13 million in the first six months of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                          Increase
- -----------------------------                     -------------------
                                                    (Millions of Dollars)

Fuel and purchased power cost recoveries                 $ 6
Sales volume                                               7
                                                         ---
Total revenue change                                     $13
                                                         ===

Fuel and purchased power cost recoveries increased primarily because of higher interchange revenues in 1994. Sales volume increased primarily as a result of higher retail sales from a colder winter and an unusually hot June in 1994. Retail sales increased 2.8 percent for the first six months of 1994, as compared with 1993.

Fuel, purchased, and net interchange power expense decreased approximately $5 million in the first six months of 1994, as compared with 1993, primarily as a result of a one-time benefit from the WMECO settlement agreement and lower nuclear fuel expense, partially offset by a higher level of energy purchases from other utilities.

Interest charges decreased approximately $2 million in the first six months of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities.

Federal and state income taxes increased approximately $7 million in the first six months of 1994, as compared with 1993, primarily because of higher book taxable income.

The cumulative effect of the accounting change of approximately $4 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.




















                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. WMECO's 1993 Form 10-K incorrectly reported that Northeast Nuclear Energy Company (NNECO), a wholly-owned subsidiary of NU that acts as agent for the NU System and other utilities in operating the Millstone generating units, had been informed by the Nuclear Regulatory Commission (NRC) that the agency did not plan to take enforcement action against NNECO with respect to apparent violations of NRC requirements arising from 1989 events involving the operability of a safety related system at Millstone Unit 1. This information, contained in correspondence from the NRC dated March 17, 1994, pertained to another matter involving two employees who raised safety concerns and was incorrectly reported in the 1993 Form 10-K as relating to the 1989 Millstone Unit 1 operability event. On July 13, 1994, NNECO was notified that the NRC had issued a Notice of Violation (NOV) and proposed to assess civil penalties in the amount of $220,000 for this matter. The first violation, for which a civil penalty of $120,000 was assessed, concerned the apparent untimeliness of the operability assessment. The second violation, and its associated civil penalty of $100,000, concerned discriminatory treatment of an employee involved in the operability determination by a manager at the plant. In addition, the NRC also requested that NNECO provide information which will be used to determine whether the manager should be involved in NRC licensed activities. Unless the response time is extended by the NRC, NNECO has 30 days to respond to the NOV and information request.

2. On September 30, 1993, 29 participants in the New England Power Pool (NEPOOL) (including the NU system operating companies) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC). Massachusetts Municipal Wholesale Electric Company and several other electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

On April 11, 1994, the FERC issued an order setting the Amendment for a "paper hearing" in May 1994, which date was subsequently extended to August 9, 1994. The order stated that FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for pool-planned units. FERC also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act. On July 25, 1994 the sponsors of the Amendment and the protesting municipal utilities jointly filed a motion requesting that FERC suspend the procedural schedule because they had reached an understanding of the terms of a settlement that would resolve the FERC proceeding, including the withdrawal of the Amendment. On August 3, 1994, FERC granted this motion and suspended the procedural schedule for a period of 45 days.

For additional information on this matter, see WMECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 under the caption "Part II. Other Information - Item 1 - Legal Proceedings.

3. On May 26, 1994, the Massachusetts Department of Public Utilities (DPU) approved a settlement agreement (Agreement) between WMECO and the Massachusetts Attorney General under which WMECO's customers will receive a base rate reduction of approximately $13.3 million over a 20-month period effective June 1, 1994, and a guarantee of no general base rate increases before February 1996. This Agreement also settles a number of outstanding issues including termination, without findings, of all performance review proceedings regarding the treatment of replacement power costs incurred by WMECO during outages at Millstone nuclear units from mid-1987 through mid-1993. In addition, under the Agreement, large-use customers (1,000 kWs or more of demand) will be offered discounts on their electric bills in return for providing WMECO with five-years notice of any plans to self-generate or purchase electricity from a different provider. The combined base rate reduction and service extension discounts will total five percent for those larger customers. The Agreement is not expected to have a significant adverse impact on WMECO's 1994 earnings. Several appeals requesting reversal of the DPU's approval of the settlement and a stay of the agreement filed with the Massachusetts Supreme Judicial Court were withdrawn on August 1, 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of WMECO held on March 2, 1994, stockholders voted to fix the number of directors for the ensuing year at ten. The vote fixing the number of directors at ten was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO.

At the Annual Meeting, the following ten directors were elected, each by a vote of 1,072,471 shares in favor, to serve on the Board of Directors for the ensuing year: Robert G. Abair, Robert E. Busch, John P. Cagnetta, William B. Ellis, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane, Hugh C. MacKenzie, and John F. Opeka.

At the Annual Meeting, the following individuals were elected to their respective positions: John B. Keane as Treasurer of the Company; and Janice
P. Jacque as Clerk of the Company.

Item 5.   Other Information

1. The Department of Public Utility Control (DPUC) and the DPU have joined with the Connecticut and Massachusetts Attorneys General and eighteen other states in a lawsuit filed in federal court against the Department of Energy
(DOE), seeking a declaratory judgment that DOE has a statutory obligation to take high-level nuclear waste from utilities in 1998 and to establish judicially administered milestones to enforce that obligation. NU and its affiliates have not joined a companion lawsuit filed by fourteen utilities seeking similar relief.

2. As of July 1, 1994, the Barnwell, South Carolina low-level radioactive waste (LLRW) facility is no longer available for the disposal of LLRW from states situated outside its compact region. The NU System is currently implementing plans for the temporary on-site storage of LLRW generated at its nuclear facilities. The costs associated with temporary on-site storage of LLRW are not material. The NU System has plans that will allow for the storage of LLRW until permanent storage becomes available.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 1. Business - Electric Operations - Nuclear Generation - Low-Level Radioactive Wastes."

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





Date    August 10, 1994          By  /s/ Bernard M. Fox
      --------------------           ------------------------------
                                         Bernard M. Fox
                                         Vice Chairman and Director




Date    August 10, 1994          By  /s/ John W. Noyes
      --------------------           ------------------------------
                                         John W. Noyes
                                         Vice President and
                                         Controller