Form 10-Q
period 1994-09-30
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1994-11-10
CIK 106170

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                                             ------------------
                                    OR
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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at October 31, 1994
                 -----                    -------------------------------
     Common Shares, $25.00 par value            1,072,471 shares
                    WESTERN MASSACHUSETTS ELECTRIC COMPANY




                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I. Financial Information

   Item 1.   Financial Statements

     Balance Sheets - September 30, 1994
        and December 31, 1993                                 2

        Statements of Income - Three and Nine
        Months Ended September 30, 1994 and 1993              4

        Statements of Cash Flows -
        Nine Months Ended September 30, 1994 and 1993         5

        Notes to Financial Statements                         6

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                    9

Part II.     Other Information

   Item 1.   Legal Proceedings                               14

   Item 5.   Other Information                               14

   Item 6.   Exhibits and Reports on Form 8-K                15

Signatures                                                   16





                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                             September 30, December 31,
                                                                 1994          1993
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
- ------
Utility Plant, at original cost:
  Electric................................................  $  1,203,828   $ 1,183,410

     Less: Accumulated provision for depreciation.........       419,872       395,190
                                                            -------------  ------------
                                                                 783,956       788,220
  Construction work in progress...........................        22,660        23,790
  Nuclear fuel, net.......................................        35,229        35,727
                                                            -------------  ------------
      Total net utility plant.............................       841,845       847,737
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market in 1994 and
   at cost in 1993 (Note 2)<F2>...........................        56,080        49,155
  Investments in regional nuclear generating
   companies, at equity...................................        14,915        14,633
  Other, at cost..........................................         3,942         3,840
                                                            -------------  ------------
                                                                  74,937        67,628
                                                            -------------  ------------
Current Assets:
  Cash and special deposits...............................           111           185
  Notes receivable from affiliated companies..............         5,000          -
  Receivables, net........................................        34,180        36,437
  Accounts receivable from affiliated companies...........         3,936         4,972
  Accrued utility revenues................................        12,874        17,362
  Fuel, materials, and supplies, at average cost..........         3,859         7,057
  Recoverable energy costs................................         1,892          -
  Prepayments and other...................................         7,521         9,613
                                                            -------------  ------------
                                                                  69,373        75,626
                                                            -------------  ------------
Deferred Charges:
  Deferred charges--SFAS 109..............................        90,357        94,414
  Amortizable property investment--Millstone 3............        19,601        28,001
  Deferred costs--Millstone 3.............................        11,657        22,667
  Unrecovered contract obligation--YAEC (Note 3)<F3>......        21,297        24,150
  Deferred DOE assessment.................................         8,247         8,908
  Unamortized debt expense................................         1,783         1,842
  Other...................................................        36,923        33,669
                                                            -------------  ------------
                                                                 189,865       213,651
                                                            -------------  ------------
      Total Assets........................................  $  1,176,020   $ 1,204,642
                                                            =============  ============

See accompanying notes to financial statements.






WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                             September 30, December 31,
                                                                 1994          1993
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       149,537       149,319
  Retained earnings.......................................       107,588        97,627
                                                            -------------  ------------
           Total common stockholder's equity..............       283,937       273,758
  Preferred stock not subject to mandatory redemption.....        73,500        73,500
  Preferred stock subject to mandatory redemption.........        24,000        25,500
  Long-term debt..........................................       345,483       393,232
                                                            -------------  ------------
           Total capitalization...........................       726,920       765,990
                                                            -------------  ------------
Obligations Under Capital Leases..........................        23,023        24,014
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................          -            6,000
  Long-term debt and preferred stock--current
   portion................................................        36,150         1,500
  Obligations under capital leases--current
   portion................................................        13,712        12,888
  Accounts payable........................................        14,586        17,493
  Accounts payable to affiliated companies................         6,154        12,016
  Accrued taxes...........................................         7,955         7,022
  Accrued interest........................................         4,491         6,478
  Refundable energy costs.................................          -            8,676
  Refundable conservation costs, net......................         6,437         2,610
  Other...................................................         8,306         9,117
                                                            -------------  ------------
                                                                  97,791        83,800
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       252,058       253,547
  Accumulated deferred investment tax credits.............        35,145        36,083
  Deferred contract obligation--YAEC (Note 3)<F3>.........        21,297        24,150
  Deferred DOE obligation.................................         6,608         7,268
  Other...................................................        13,178         9,790
                                                            -------------  ------------
                                                                 328,286       330,838
                                                            -------------  ------------

Commitments and Contingencies (Note 4)<F4>

                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,176,020   $ 1,204,642
                                                            =============  ============

See accompanying notes to financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
     (Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                   September 30,        September 30,
                                                -------------------  -------------------
                                                   1994      1993       1994      1993
                                                --------- ---------  --------- ---------
                                                           (Thousands of Dollars)

Operating Revenues............................. $102,597  $105,510   $316,769  $306,843
                                                --------- ---------  --------- ---------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   22,068    19,474     47,986    50,036
     Other.....................................   34,322    36,745    101,047   103,752
  Maintenance..................................    8,435     9,669     25,652    25,713
  Depreciation.................................    9,248     9,027     27,303    27,083
  Amortization of regulatory assets............    7,280     7,380     21,424    22,208
  Federal and state income taxes...............    5,311     6,471     27,112    20,461
  Taxes other than income taxes................    4,559     3,699     14,135    13,357
                                                --------- ---------  --------- ---------
        Total operating expenses...............   91,223    92,465    264,659   262,610
                                                --------- ---------  --------- ---------
Operating Income...............................   11,374    13,045     52,110    44,233
                                                --------- ---------  --------- ---------

Other Income:
  Deferred Millstone 3 return--other funds.....      170       343        636     1,138
  Equity in earnings of regional nuclear
    generating companies.......................      519       418      1,514     1,187
  Other, net...................................      700       567      1,630     1,847
  Income taxes--credit.........................      257       124        794       218
                                                --------- ---------  --------- ---------
        Other income, net......................    1,646     1,452      4,574     4,390
                                                --------- ---------  --------- ---------
        Income before interest charges.........   13,020    14,497     56,684    48,623
                                                --------- ---------  --------- ---------

Interest Charges:
  Interest on long-term debt...................    6,741     7,229     20,785    22,668
  Other interest...............................       12       348        (16)      880
  Deferred Millstone 3 return--borrowed funds..     (128)     (262)      (476)     (851)
                                                --------- ---------  --------- ---------
        Interest charges, net..................    6,625     7,315     20,293    22,697
                                                --------- ---------  --------- ---------

Income before cumulative effect of
  accounting change............................    6,395     7,182     36,391    25,926
Cumulative effect of accounting change.........     -         -          -        3,922
                                                --------- ---------  --------- ---------
Net Income..................................... $  6,395  $  7,182   $ 36,391  $ 29,848
                                                ========= =========  ========= =========


See accompanying notes to financial statements.






   WESTERN MASSACHUSETTS ELECTRIC COMPANY
   STATEMENTS OF CASH FLOWS
              (Unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                          1994        1993
                                                                      ----------------------
                                                                      (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income .................................................    $   36,391  $   29,848
     Adjusted for the following:
       Depreciation .............................................        27,303      27,083
       Deferred income taxes and investment tax credits, net.....         5,801      (2,473)
       Deferred nuclear plants return, net of amortization.......         9,958       9,088
       Deferred energy costs, net of amortization................       (10,568)      5,678
       Other sources of cash.....................................        12,536      17,906
       Other uses of cash........................................        (6,455)     (2,262)
     Changes in working capital:
       Receivables and accrued utility revenues..................         7,781       2,801
       Fuel, materials, and supplies.............................         3,198       1,532
       Accounts payable..........................................        (8,769)     (6,560)
       Accrued taxes.............................................           933       3,016
       Other working capital (excludes cash).....................         3,121       5,152
                                                                      ----------  ----------
   Net cash flows from operations................................        81,230      90,809
                                                                      ----------  ----------
   Cash Flows Used For Financing Activities:
     Issuance of long-term debt..................................        90,000     113,800
     Net decrease in short-term debt.............................        (6,000)    (35,500)
     Reacquisitions and retirements of long-term debt
       and preferred stock.......................................      (105,069)    (60,900)
     Cash dividends on preferred stock...........................        (4,316)     (4,119)
     Cash dividends on common stock..............................       (22,114)    (21,589)
                                                                      ----------  ----------
   Net cash flows used for financing activities..................       (47,499)     (8,308)
                                                                      ----------  ----------
   Investment Activities:
     Investment in plant:
       Electric utility plant....................................       (22,657)    (22,028)
       Nuclear fuel..............................................           158      (1,386)
                                                                      ----------  ----------
     Net cash flows used for investments in plant................       (22,499)    (23,414)
     NU System Money Pool, net...................................        (5,000)       -
     Other investment activities, net............................        (6,306)     (5,227)
                                                                      ----------  ----------
   Net cash flows used for investments...........................       (33,805)    (28,641)
                                                                      ----------  ----------
   Net Increase (Decrease) In Cash for the Period................           (74)     53,860
   Cash and special deposits - beginning of period...............           185         165
                                                                      ----------  ----------
   Cash and special deposits - end of period.....................    $      111  $   54,025
                                                                      ==========  ==========

   See accompanying notes to financial statements.








                WESTERN MASSACHUSETTS ELECTRIC COMPANY

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Western Massachusetts Electric Company (the company or WMECO), a wholly-owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and the statements of cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended September 30, 1993 have been reclassified to conform with the September 30, 1994 presentation.

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

As a result of the adoption of SFAS 115, WMECO's investment in nuclear decommissioning trusts increased by approximately $1.0 million as of September 30, 1994, with a corresponding offset to the accumulated provision for depreciation. The $1.0 million increase represents cumulative gross unrealized holding gains of $2.2 million offset by cumulative unrealized holding losses of $1.2 million. There was no change in funding requirements of the trusts, nor any impact on earnings as a result of the adoption of SFAS 115.

<F3>3.  Yankee Atomic Electric Company (YAEC)

YAEC owns a 185-MW nuclear power plant in Rowe, Massachusetts. WMECO has a 7 percent equity investment approximating $1.8 million in YAEC. WMECO had relied on YAEC for less than one percent of its capacity. YAEC's owners voted to permanently shut down the YAEC unit in February 1992. Under the terms of the contracts with YAEC, the shareholders-sponsors are responsible for their proportionate share of the operating costs of the unit, including decommissioning. The nuclear decommissioning costs of YAEC are included as part of WMECO's cost of power.

YAEC has begun decommissioning its nuclear facility. On June 1, 1992, YAEC filed a rate filing to obtain Federal Energy Regulatory Commission (FERC) authorization to collect the closing and decommissioning costs and to recover the remaining investment in the YAEC nuclear power plant over the remaining period of the plant's Nuclear Regulatory Commission (NRC) operating license. The bulk of these costs has been agreed to by the YAEC joint owners and approved, as a settlement, by the FERC. At September 30, 1994, WMECO's share of the estimated remaining costs is approximately $21.3 million. Management expects that WMECO will continue to be allowed to recover such FERC-approved costs from its customers. Accordingly, WMECO has recognized these costs as a regulatory asset, with a corresponding obligation, on its Balance Sheets.

On October 26, 1994, YAEC submitted a revised decommissioning cost estimate as part of its decommissioning plan with the NRC. Following the receipt of NRC approval, this estimate will be filed with the FERC. This revised cost estimate is expected to increase WMECO's share of estimated remaining costs by $9.4 million over the $21.3 million that is currently recorded.

For additional information regarding YAEC, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

<F4>4.  Commitments and Contingencies

Construction Program: For information regarding WMECO's construction program, see the Notes to Financial Statements in WMECO'S 1993 Form 10-K.

Nuclear Performance: For information regarding the termination of the Massachusetts Department of Public Utilities' (DPU) performance review proceedings related to outages at the Millstone nuclear units, see the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and "Part II. Other Information -
Item 1. Legal Proceedings" in WMECO's June 1994 and March 1994 Form
10-Qs.

For further information regarding the performance of WMECO's nuclear units, see the Notes to Financial Statements in WMECO's 1993 Form
10-K.

Environmental Matters: For information regarding environmental matters, see "Part II. Other Information - Item 5. Other Information" in WMECO's June 1994 Form 10-Q and the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Nuclear Insurance Contingencies: The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.8 billion. The first $200 million of liability would be provided by purchasing the maximum amount of commercially available insurance. Additional coverage of up to a total of $8.4 billion would be provided by an assessment of $75.5 million per incident, levied on each of the 111 nuclear units that are currently subject to the Secondary Financial Protection Program in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs arising from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional five percent, up to $3.8 million, or $419.0 million in total, for all 111 nuclear units. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. Based on the ownership interests in Millstone 1, 2, and 3, WMECO's maximum liability would be $39.8 million per incident. In addition, through contracts with the three Yankee regional nuclear generating companies with operating plants, WMECO would be responsible for up to an additional $11.9 million per incident. Payments for WMECO's ownership interest in nuclear generating facilities would be limited to a maximum of $6.5 million per incident per year.

For additional information regarding nuclear insurance contingencies, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

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

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.

Property Taxes: For information on property taxes, see the Notes to Financial Statements in WMECO's 1993 Form 10-K.



                    WESTERN MASSACHUSETTS ELECTRIC COMPANY

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


This section contains management's assessment of Western Massachusetts Electric Company s (WMECO or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU).
This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K and the First and Second Quarter 1994 Form 10-Qs.


FINANCIAL CONDITION

Overview

The company's net income increased to approximately $36 million for the nine months ended September 30, 1994, from approximately $30 million for the same period in 1993. The 1993 earnings reflect the cumulative effect of a change in the method of accounting for Connecticut municipal property tax expense adopted by the company in the first quarter of 1993. This change resulted in a one-time contribution to 1993 net income of approximately $4 million. Net income decreased to approximately $6 million for three months ended September 30, 1994, from approximately $7 million for the same period in 1993.

The increase in earnings from 1993 for the nine-month period, before the effect of the one-time accounting change, are primarily attributable to the one-time benefits from a settlement agreement approved in May 1994 which will be offset by lower revenues and costs over the remainder of the year and the costs of a work force reduction program in the third quarter of 1993 which reduced 1993 net income by approximately $2 million.

The decrease in earnings from 1993 for the three-month period is primarily attributable to the July 1994 retail rate decrease and an additional amount reserved for environmental exposure, partially offset by lower operation and maintenance expenses and lower interest charges.



Retail Wheeling and Utility Restructuring

See Part II. Other Information - Item 5. Legal Proceedings. for information concerning retail wheeling and utility restructuring.


Nuclear Matters

The composite capacity factor of the five nuclear generating units that the NU system operates (including the Connecticut Yankee nuclear unit (CY)) was 64.3 percent for the nine months ended September 30, 1994, as compared with 81.0 percent for the same period in 1993. The lower 1994 capacity factor was primarily the result of extended refueling and maintenance outages for Millstone 1. CY, and Millstone 2 were also out of service for varying lengths of time in the first nine months of 1994 because of some unexpected technical and operating difficulties. These difficulties included a manual shutdown of CY when both service water headers were declared inoperable, and a Millstone Unit 2 shutdown to replace a degraded lower seal on a reactor coolant pump.

On October 1, 1994, Millstone Unit 2 was shut down for a planned refueling and maintenance outage that was originally scheduled for 63 days. The outage has encountered several unexpected difficulties which will lengthen the duration of the outage. The magnitude of the schedule impact is currently under review.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $10 million for the first nine months of 1994, as compared with the same period in 1993, primarily due to higher deferred energy costs in 1994. Cash used for financing activities was approximately $39 million higher in 1994, as compared with 1993, primarily due to higher reacquisitions and retirements of long-term debt, partially offset by lower repayment of short-term debt. Cash used for investment increased approximately $5 million, primarily due to an increase in loans to other system companies under the NU system money pool. The company has an ongoing program to use excess cash to reduce long-term debt levels.

The company s construction program expenditures amounted to approximately $23 million for the first nine months of 1994, as compared to approximately $22 million during the same period in 1993.


The system companies have entered into interest-rate cap contracts to reduce the potential impact of upward changes in interest rates on certain variable-rate tax-exempt pollution control revenue bonds held by the company, Public Service Company of New Hampshire and The Connecticut Light and Power Company, as well as a portion of the PSNH variable-rate term loan. A total of $567 million of total outstanding long-term variable-rate debt is hedged by these interest-rate caps. The fair market value of outstanding interest-rate cap contracts as of September 30, 1994, is approximately $2.3 million.


RESULTS OF OPERATIONS

Comparison of the Third Quarter of 1994 with the Third Quarter of
- -----------------------------------------------------------------
1993
- ----

Operating revenues decreased approximately $3 million in the third quarter of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                   Increase/(Decrease)
- -----------------------------                   -------------------
                                                  (Millions of Dollars)

Regulatory decisions                                    $(3)
Fuel and purchased power cost recoveries                  5
Retail Sales volume                                      (5)
                                                        ---
Total revenue change                                    $(3)
                                                        ===

Revenues related to regulatory decisions decreased primarily because of the June 1994 retail rate reduction. Fuel and purchased power cost recoveries increased primarily due to higher fuel expenses.

Fuel, purchased, and net interchange power expense increased approximately $3 million in the third quarter of 1994, as compared with 1993, primarily because of a higher level of energy purchases from other utilities.

Other operation and maintenance expenses decreased approximately $4 million in the third quarter of 1994, as compared with 1993, primarily due to the one-time charge associated with the work force reduction program in 1993 and lower 1994 payroll and benefits costs partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units, the establishment of a reserve for excess/obsolete inventory in 1994, and 1994 charges associated with a targeted early retirement program.


Comparison of the First Nine Months of 1994 with the First Nine Months
- ----------------------------------------------------------------------
of 1993
- -------

Operating revenues increased approximately $10 million in the first nine months of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------
                                                    (Millions of Dollars)

Fuel and purchased power cost recoveries                 $11
Other revenues                                            (1)
                                                         ___
Total revenue change                                     $10
                                                         ===

Fuel and purchased power cost recoveries increased because of higher interchange revenues in 1994.

Fuel, purchased, and net interchange power expense decreased approximately $2 million in the first nine months of 1994, as compared with 1993, primarily because of lower nuclear fuel expense, partially offset by a higher level of energy purchases from other utilities.

Other operation and maintenance expenses decreased approximately $3 million in the first nine months of 1994, as compared with 1993, primarily due to the one-time charge associated with a work force reduction program in 1993, lower 1994 payroll and benefit costs, lower distribution expense, and lower customer information services, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units, a higher reserve for excess/obsolete inventory in 1994 and 1994 charges associated with a targeted early retirement program.

Federal and state income taxes increased approximately $7 million in the first nine months of 1994, as compared with 1993, primarily because of higher book taxable income.

Interest charges decreased approximately $3 million in the first nine months of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities and lower debt levels.

The cumulative effect of the accounting change of approximately $4 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.



                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. On October 18, 1994, the NRC responded to Northeast Nuclear Energy Company's (NNEC0) response in the Millstone Unit 1 Feedwater Coolant Injection System (FWCI) matter, stating that, upon reconsideration by the NRC, the violation's severity level and calculation of the civil penalty would not change. The NRC also decided that further action against the NNECO manager was not warranted. NNECO is a wholly-owned subsidiary of NU.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings" in WMECO s June 1994
Form 10-Q.

2. With respect to proceedings at the FERC on the 30th Amendment to the New England Power Pool Agreement and related issues concerning transmission access and discounted rates for pool-planned units, on August 3, 1994 FERC granted a motion filed by certain of the parties seeking to suspend the procedural schedule pending the filing of terms of a settlement reached by the parties. The parties have agreed to file joint status reports of their progress.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings" in WMECO's March 1994 and June 1994 Form 10-Qs.

Item 5. Other Information

1. There have been several bills introduced in Massachusetts that involve the potential for retail wheeling. To date, none of these bills have been enacted.

For additional information on this matter, see "Item 1. Business - Retail Wheeling" in WMECO's 1993 Form 10-K and the MD&As in WMECO s March 1994 and June 1994 Form 10-Qs.
Item 6. Exhibits and Reports on Form 8-K

(a)     Listing of Exhibits:

   Exhibit
     Number         Description
     -------      -----------

       18         Letter regarding change in accounting
                  principles

       27         Financial Data Schedule

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





Date    November 9, 1994            By  /s/ Bernard M. Fox
      --------------------           ------------------------------
                                          Bernard M. Fox
                                          Vice Chairman and Director




Date    November 9, 1994          By  /s/ John W. Noyes
      --------------------            ------------------------------
                                          John W. Noyes
                                          Vice President and
                                          Controller