Form 10-Q
period 1995-03-31
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1995-05-11
CIK 106170

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995
                                              --------------
                                    OR
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

174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS 01090-0010
- -----------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


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

                             Yes  X        No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 28, 1995
                 -----                    -----------------------------
     Common Shares, $25.00 par value             1,072,471 shares

                WESTERN MASSACHUSETTS ELECTRIC COMPANY

                          TABLE OF CONTENTS


                                                            Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - March 31, 1995 and
          December 31, 1994                                    2

          Statements of Income - Three Months Ended
          March 31, 1995 and 1994                              4

          Statements of Cash Flows - Three Months
          Ended March 31, 1995 and 1994                        5

          Notes to Financial Statements                        6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                   7

Part II.  Other Information

     Item 5.   Other Information                              10


     Item 6.   Exhibits and Reports on Form 8-K               10

Signatures                                                    11



                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                               March 31,   December 31,
                                                                 1995          1994
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
- ------
Utility Plant, at original cost:
  Electric................................................  $  1,218,994   $ 1,214,326

     Less: Accumulated provision for depreciation.........       436,004       425,019
                                                            -------------  ------------
                                                                 782,990       789,307
  Construction work in progress...........................        19,640        19,187
  Nuclear fuel, net.......................................        36,005        38,000
                                                            -------------  ------------
      Total net utility plant.............................       838,635       846,494
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............        60,161        56,123
  Investments in regional nuclear generating
   companies, at equity...................................        14,746        14,927
  Other, at cost..........................................         3,980         3,941
                                                            -------------  ------------
                                                                  78,887        74,991
                                                            -------------  ------------
Current Assets:
  Cash and special deposits...............................            68           105

  Notes receivable from affiliated companies..............          -            8,750
  Receivables, net........................................        37,376        35,427
  Accounts receivable from affiliated companies...........           785         1,108
  Accrued utility revenues................................        15,144        15,766
  Fuel, materials, and supplies, at average cost..........         4,890         4,829
  Recoverable energy costs, net...........................         5,025           530
  Prepayments and other...................................         8,386         8,685
                                                            -------------  ------------
                                                                  71,674        75,200
                                                            -------------  ------------
Deferred Charges:
  Regulatory asset:
   Income taxes, net......................................        96,215        86,357
   Amortizable property investment--Millstone 3...........        14,000        16,800
   Deferred costs--Millstone 3............................         3,918         7,836
   Unrecovered contract obligation--Yankee Atomic
    Electric Company......................................        27,744        28,572
   Recoverable energy costs...............................         8,324         8,324
   Other..................................................        38,747        36,337
  Unamortized debt expense................................         1,671         1,733
  Other...................................................           510           974
                                                            -------------  ------------
                                                                 191,129       186,933
                                                            -------------  ------------

      Total Assets........................................  $  1,180,325   $ 1,183,618
                                                            =============  ============


See accompanying notes to financial statements.

                                           2



WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                               March 31,   December 31,
                                                                 1995          1994
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       149,971       149,683
  Retained earnings.......................................       114,555       111,586
                                                            -------------  ------------
           Total common stockholder's equity..............       291,338       288,081
  Preferred stock not subject to mandatory redemption.....        53,500        68,500
  Preferred stock subject to mandatory redemption.........        22,500        24,000
  Long-term debt..........................................       346,173       345,669
                                                            -------------  ------------
           Total capitalization...........................       713,511       726,250
                                                            -------------  ------------
Obligations Under Capital Leases..........................        25,783        23,852
                                                            -------------  ------------
Current Liabilities:
  Notes payable to affiliated company.....................        11,750          -
  Long-term debt and preferred stock--current
   portion................................................        35,800        34,975
  Obligations under capital leases--current
   portion................................................        12,050        12,945
  Accounts payable........................................        11,581        20,396

  Accounts payable to affiliated companies................         6,424        17,352
  Accrued taxes...........................................         9,701         5,160
  Accrued interest........................................         4,517         6,702
  Other...................................................        10,680         7,584
                                                            -------------  ------------
                                                                 102,503       105,114
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       264,980       253,821
  Accumulated deferred investment tax credits.............        27,395        27,822
  Deferred contract obligation--Yankee Atomic
   Electric Company.......................................        27,744        28,572
  Other...................................................        18,409        18,187
                                                            -------------  ------------
                                                                 338,528       328,402
                                                            -------------  ------------



Commitments and Contingencies (Note 2)<F2>




                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,180,325   $ 1,183,618
                                                            =============  ============


See accompanying notes to financial statements.

                                           3


WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
     (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                           ------------------------
                                                               1995         1994
                                                           -----------  -----------
                                                            (Thousands of Dollars)

Operating Revenues....................................     $  106,684   $  112,984
                                                           -----------  -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         17,669       17,107
     Other............................................         35,851       35,391
  Maintenance.........................................          7,770        9,146
  Depreciation........................................          9,580        9,400
  Amortization of regulatory assets...................          6,888        6,841
  Federal and state income taxes......................          6,046       10,608
  Taxes other than income taxes.......................          5,050        5,023
                                                           -----------  -----------
        Total operating expenses......................         88,854       93,516
                                                           -----------  -----------
Operating Income......................................         17,830       19,468
                                                           -----------  -----------

Other Income:
  Deferred Millstone 3 return--other funds............             54          253
  Equity in earnings of regional nuclear generating
    companies.........................................            283          467

  Other, net..........................................            506          185
  Income taxes--credit................................            411          411
                                                           -----------  -----------
        Other income, net.............................          1,254        1,316
                                                           -----------  -----------
        Income before interest charges................         19,084       20,784
                                                           -----------  -----------

Interest Charges:
  Interest on long-term debt..........................          6,960        7,097
  Other interest......................................             88          (85)
  Deferred Millstone 3 return--borrowed funds.........            (40)        (189)
                                                           -----------  -----------
        Interest charges, net.........................          7,008        6,823
                                                           -----------  -----------


Net Income............................................     $   12,076   $   13,961
                                                           ===========  ===========






See accompanying notes to financial statements.

                                          4
WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   12,076  $   13,961
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................      9,580       9,400
    Deferred income taxes and investment tax credits, net...      2,648         959
    Deferred return - Millstone 3, net of amortization......      3,574       3,250
    Recoverable energy costs, net of amortization...........     (4,495)     (3,029)
    Other sources of cash...................................      9,857       3,520
    Other uses of cash......................................     (5,603)     (3,542)
  Changes in working capital:
    Receivables and accrued utility revenues................     (1,004)      2,997
    Fuel, materials, and supplies...........................        (61)      1,186
    Accounts payable........................................    (19,743)     (8,257)
    Accrued taxes...........................................      4,541       7,590
    Other working capital (excludes cash)...................      1,210       3,134
                                                             ----------- -----------
Net cash flows from operating activities....................     12,580      31,169
                                                             ----------- -----------

Financing Activities:
  Issuance of long-term debt................................       -         90,000

  Net increase (decrease) in short-term debt................     11,750      (6,000)
  Reacquisitions and retirements of preferred stock.........    (15,675)     (1,500)
  Cash dividends on preferred stock.........................     (1,323)     (1,343)
  Cash dividends on common stock............................     (7,529)     (7,357)
                                                             ----------- -----------
Net cash flows (used for) from financing activities.........    (12,777)     73,800
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (5,758)     (7,130)
    Nuclear fuel............................................       (842)      2,406
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (6,600)     (4,724)
  NU System Money Pool......................................      8,750     (98,250)
  Other investment activities, net..........................     (1,990)     (2,000)
                                                             ----------- -----------
Net cash flows from (used for) investments..................        160    (104,974)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................        (37)         (5)
Cash and special deposits - beginning of period.............        105         185
                                                             ----------- -----------
Cash and special deposits - end of period................... $       68  $      180
                                                             =========== ===========



See accompanying notes to financial statements.

                                            5

                WESTERN MASSACHUSETTS ELECTRIC COMPANY

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.    General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Western Massachusetts Electric Company (the company or WMECO), a wholly owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994, and the statements of cash flows for the three months ended March 31, 1995 and 1994.
The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

<F2>2.    Commitments and Contingencies

Construction Program: For information regarding WMECO's construction program, see the Notes to Financial Statements in WMECO'S 1994 Form 10-K.

Nuclear Performance: Management's ongoing evaluation of the current Millstone 2 extended refueling and maintenance outage that began on October 1, 1994 has concluded that, based on currently available information, the unit is not expected to return to service before June 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information on the Millstone 2 outage.


For additional information regarding the performance of WMECO's nuclear units, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.

Environmental Matters: For information regarding environmental matters, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.

Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.


                WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of WMECO's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities(NU). This discussion should be read in conjunction with the company's financial statements, footnotes and management's discussion and analysis in the 1994 Form 10-K.

FINANCIAL CONDITION

Overview

The company's net income decreased to approximately $12 million for the three months ended March 31, 1995 from approximately $14 million for the same period in 1994. The decrease in net income from 1994 is primarily attributable to lower retail kilowatt-hour sales as a result of extremely mild weather in the first three months of 1995. The company's retail kilowatt-hour sales for 1995 were down by approximately 5 percent from 1994, which had colder than normal weather in the first three months.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU system operates -- including the Connecticut Yankee nuclear unit -- was 65.6 percent for the three months ended March 31, 1995, as compared with 66.9 percent for the same period in 1994. The lower 1995 capacity factor was primarily the result of an extended refueling and maintenance outage for Millstone 2.

On October 1, 1994, Millstone Unit 2 was shut down for a planned 63-day refueling and maintenance outage. The outage has encountered several unexpected difficulties which have lengthened the duration of the outage. The outage extension was primarily caused by a significant scope increase in service water system repairs as identified through a comprehensive inspection plan, and by a need for management to exercise a deliberate approach to the conduct of work during the early portion of the outage. The outage has been further extended for one month(May to June) based on a detailed analysis of the work remaining to be performed, and the need to adequately train the plant's licensed operators in the use of revised emergency operating procedures. The outage schedule is currently under review, but the unit is not expected to return to service until June 1995 following a Nuclear Regulatory Commission assessment of the unit's readiness to restart. Total replacement-power costs attributable to the extension of the outage for WMECO are expected to be in the range of $1 million per month. In addition, operation and maintenance (O&M)costs to be incurred during the outage are estimated to be $11 million, an increase of $5 million as a result of the extended outage. O&M costs associated with the refueling outage are are deferred and amortized through rates for WMECO. The recovery of replacement-power and O&M costs is subject to prudence reviews in Massachusetts.

Maine Yankee Atomic Power Company (Maine Yankee) is the owner of an 860 MW nuclear electric generating unit (the Plant). The company owns 3% of the common stock of Maine Yankee and purchases approximately the same percentage of the Plant's output at a rate based on Maine Yankee's costs. Like other pressurized water reactors, the Plant has been experiencing degradation of its steam generator tubes, primarily in the form of circumferential cracking. Until early 1995, the cracking was believed to be limited to a relatively small number of tubes.

During the current refueling and maintenance outage that began in February 1995, Maine Yankee detected substantially increased degradation of the steam generator tubes. Maine Yankee is continuing to assess the extent of the cracking and evaluating its options. The extent of tube cracking is sufficiently great that the Plant cannot return to operation without repairs that will result in substantial additional expenditures by Maine Yankee, with the company being responsible for its pro rata share of noncapital costs under its power contract. In addition, the company will incur additional costs for replacement power (estimated at approximately $150,000 per month) until the Plant returns to service.

Maine Yankee intends to sleeve all 17,000 tubes in the Plant's three steam generators. Maine Yankee expects that the sleeving operation would begin in June and that the Plant would return to service near the end of 1995. The cost to Maine Yankee of the sleeving operation has not been determined, but could be approximately $40 million. If the capital cost of the sleeving operation exceeds the funds available to Maine Yankee itself (which is not currently expected), Maine Yankee might request equity contributions from its common stockholders, including the company, under its capital funds agreement with them. If requested, the stockholders are required to contribute their pro rata shares, subject in some cases to regulatory approval.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $19 million for the first three months of 1995 primarily due to a decrease in working capital. Cash provided by financing activities decreased approximately $87 million due primarily due to the issuance of long-term debt in the first quarter in 1994. Cash used for investments was approximately $105 million lower in 1995, as compared with 1994, primarily due to a decrease in loans to other companies under the NU system money pool.

The company's construction program expenditures amounted to approximately $6 million for the first three months of 1995, as compared to approximately $7 million during the same period in 1994.



RESULTS OF OPERATIONS

Comparison of the First Quarter of 1995 with the First Quarter of
- -----------------------------------------------------------------
1994
- ----

Operating revenues decreased approximately $6 million in the first quarter of 1995, as compared with 1994. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                  Increase/(Decrease)
- -----------------------------                  -------------------
                                              (Millions of Dollars)

Regulatory decisions                                  $(3)
Sales volume                                           (5)
Other revenues                                          2
                                                      ---
Total revenue change                                  $(6)
                                                      ===

Revenues related to regulatory decisions decreased primarily because of the June 1994 retail rate reduction for the company. Sales volume decreased as a result of lower retail kilowatt-hour sales in 1995. Retail sales decreased approximately 5 percent for the first quarter of 1995 from 1994 sales level primarily due to extremely mild weather in the first three months of 1995.

Maintenance expense decreased approximately $1 million in the first quarter of 1995, as compared with 1994, primarily due to lower maintenance costs at the nuclear units.

Federal and state income taxes decreased approximately $5 million in the first quarter of 1995, as compared with 1994, primarily because of lower book taxable income and an adjustment to the tax accrual for a favorable tax ruling.


                      PART II. OTHER INFORMATION


Item 5.   Other Information

1. On March 31, 1995, WMECO submitted its comments entitled "Path To A Competitive Future" in the Massachusetts Department of Public Utilities' electric utility restructuring docket. WMECO's comments paralleled those submitted by The Connecticut Light and Power Company, another wholly owned subsidiary of NU, to the Connecticut Department of Public Utility Control on March 22, 1995.

For additional information on this matter, see "Item 1. Business - Subsequent Events" in WMECO's 1994 Form 10-K.

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





Date     May 11, 1995                By  /s/ Bernard M. Fox
      --------------------           ------------------------------
                                         Bernard M. Fox
                                         Vice Chairman and Director




Date     May 11, 1995                By  /s/ John W. Noyes
      --------------------           ------------------------------
                                         John W. Noyes
                                         Vice President and
                                         Controller