Form 10-Q
period 1995-06-30
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1995-08-14
CIK 106170

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995
                                                 -------------


                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

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

174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS 01090-0010
-----------------------------------------------------------------

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

                             Yes   X         No
                                  ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 31, 1995
                 -----                    ----------------------------


     Common Shares, $25.00 par value             1,072,471 shares
                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                               TABLE OF CONTENTS


                                                            Page No.
                                                            --------



Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 and
          December 31, 1994                                    2

          Statements of Income - Three and Six
          Months Ended June 30, 1995 and 1994                  4

          Statements of Cash Flows - Six Months
          Ended June 30, 1995 and 1994                         5

          Notes to Financial Statements                        6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                   8

Part II.  Other Information

     Item 4.   Submission of Matters to a Vote












               of Security Holders                            12

     Item 5.   Other Information                              12

     Item 6.   Exhibits and Reports on Form 8-K               13

Signatures                                                    14














                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                               June 30,    December 31,
                                                                 1995          1994
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,221,215   $ 1,214,326

     Less: Accumulated provision for depreciation.........       442,007       425,019
                                                            -------------  ------------
                                                                 779,208       789,307
  Construction work in progress...........................        18,338        19,187
  Nuclear fuel, net.......................................        37,215        38,000
                                                            -------------  ------------
      Total net utility plant.............................       834,761       846,494
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............        64,262        56,123
  Investments in regional nuclear generating
   companies, at equity...................................        14,826        14,927
  Other, at cost..........................................         3,980         3,941
                                                            -------------  ------------
                                                                  83,068        74,991
                                                            -------------  ------------
Current Assets:
  Cash and special deposits...............................           109           105


  Notes receivable from affiliated companies..............          -            8,750
  Receivables, net........................................        35,840        35,427
  Accounts receivable from affiliated companies...........           922         1,108
  Accrued utility revenues................................        14,213        15,766
  Fuel, materials, and supplies, at average cost..........         5,097         4,829
  Prepayments and other...................................         7,801         9,215
                                                            -------------  ------------
                                                                  63,982        75,200
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        93,859        86,357
   Amortizable property investment--Millstone 3...........        11,200        16,800
   Deferred costs--Millstone 3............................          -            7,836
   Unrecovered contract obligation--Yankee Atomic
    Electric Company......................................        27,070        28,572
   Recoverable energy costs...............................         8,324         8,324
   Other..................................................        41,643        36,337
  Unamortized debt expense................................         1,608         1,733
  Other...................................................          -              974
                                                            -------------  ------------
                                                                 183,704       186,933
                                                            -------------  ------------
      Total Assets........................................  $  1,165,515   $ 1,183,618
                                                            =============  ============














See accompanying notes to financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                               June 30,    December 31,
                                                                 1995          1994
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       150,042       149,683
  Retained earnings.......................................       109,158       111,586
                                                            -------------  ------------
           Total common stockholder's equity..............       286,012       288,081
  Preferred stock not subject to mandatory redemption.....        53,500        68,500
  Preferred stock subject to mandatory redemption.........        22,500        24,000
  Long-term debt..........................................       346,702       345,669
                                                            -------------  ------------
           Total capitalization...........................       708,714       726,250
                                                            -------------  ------------
Obligations Under Capital Leases..........................        26,157        23,852
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        10,000          -
  Long-term debt and preferred stock--current
   portion................................................        35,800        34,975
  Obligations under capital leases--current
   portion................................................        11,167        12,945
  Accounts payable........................................        11,381        20,396


  Accounts payable to affiliated companies................         6,192        17,352
  Accrued taxes...........................................         1,945         5,160
  Accrued interest........................................         6,672         6,702
  Other...................................................         9,326         7,584
                                                            -------------  ------------
                                                                  92,483       105,114
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       265,385       253,821
  Accumulated deferred investment tax credits.............        26,968        27,822
  Deferred contract obligation--Yankee Atomic                     27,070        28,572
   Electric Company.......................................
  Other...................................................        18,738        18,187
                                                            -------------  ------------
                                                                 338,161       328,402
                                                            -------------  ------------



Commitments and Contingencies (Note 3)<F3>


                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,165,515   $ 1,183,618
                                                            =============  ============














See accompanying notes to financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
     (Unaudited)

                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                -------------------  -------------------
                                                   1995      1994       1995      1994
                                                --------- ---------  --------- ---------
                                                           (Thousands of Dollars)

Operating Revenues............................. $100,593  $101,188   $207,277  $214,172
                                                --------- ---------  --------- ---------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   26,605     8,811     44,274    25,918
     Other.....................................   32,697    31,334     68,548    66,725
  Maintenance..................................    8,154     8,071     15,924    17,217
  Depreciation.................................    9,264     8,655     18,844    18,055
  Amortization of regulatory assets............    7,223     7,303     14,111    14,144
  Federal and state income taxes...............    3,329    11,193      9,375    21,801
  Taxes other than income taxes................    4,604     4,553      9,654     9,576
                                                --------- ---------  --------- ---------
        Total operating expenses...............   91,876    79,920    180,730   173,436
                                                --------- ---------  --------- ---------
Operating Income...............................    8,717    21,268     26,547    40,736
                                                --------- ---------  --------- ---------

Other Income:
  Deferred Millstone 3 return--other funds.....       54       213        108       466
  Equity in earnings of regional nuclear
    generating companies.......................      541       528        824       995



  Other, net...................................      748       745      1,254       930
  Income taxes--credit.........................      315       126        726       537
                                                --------- ---------  --------- ---------
        Other income, net......................    1,658     1,612      2,912     2,928
                                                --------- ---------  --------- ---------
        Income before interest charges.........   10,375    22,880     29,459    43,664
                                                --------- ---------  --------- ---------

Interest Charges:
  Interest on long-term debt...................    7,049     6,947     14,009    14,044
  Other interest...............................       78        57        166       (28)
  Deferred Millstone 3 return--borrowed funds..      (41)     (159)       (81)     (348)
                                                --------- ---------  --------- ---------
        Interest charges, net..................    7,086     6,845     14,094    13,668
                                                --------- ---------  --------- ---------

Net Income..................................... $  3,289  $ 16,035   $ 15,365  $ 29,996
                                                ========= =========  ========= =========




















See accompanying notes to financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   15,365  $   29,996
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     18,844      18,055
    Deferred income taxes and investment tax credits, net...      3,294       7,640
    Deferred return - Millstone 3, net of amortization......      7,147       6,567
    Recoverable energy costs, net of amortization...........       (216)    (13,942)
    Other sources of cash...................................      7,129       6,666
    Other uses of cash......................................       (256)    (11,476)
  Changes in working capital:
    Receivables and accrued utility revenues................      1,326       1,250
    Fuel, materials, and supplies...........................       (268)      1,418
    Accounts payable........................................    (20,175)     (7,320)
    Accrued taxes...........................................     (3,215)       (874)
    Other working capital (excludes cash)...................      3,342       5,446
                                                             ----------- -----------
Net cash flows from operating activities....................     32,317      43,426
                                                             ----------- -----------

Financing Activities:
  Issuance of long-term debt................................       -         90,000



  Net increase in short-term debt...........................     10,000       6,000
  Reacquisitions and retirements of long-term debt..........       -       (103,569)
  Reacquisitions and retirements of preferred stock.........    (15,675)     (1,500)
  Cash dividends on preferred stock.........................     (2,404)     (2,799)
  Cash dividends on common stock............................    (15,133)    (14,714)
                                                             ----------- -----------
Net cash flows used for financing activities................    (23,212)    (26,582)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (12,100)    (14,800)
    Nuclear fuel............................................     (1,561)      1,742
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (13,661)    (13,058)
  NU System Money Pool......................................      8,750        -
  Other investment activities, net..........................     (4,190)     (3,855)
                                                             ----------- -----------
Net cash flows used for investments.........................     (9,101)    (16,913)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............          4         (69)
Cash and special deposits - beginning of period.............        105         185
                                                             ----------- -----------
Cash and special deposits - end of period................... $      109  $      116
                                                             =========== ===========




See accompanying notes to financial statements.

                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Western Massachusetts Electric Company (the company or WMECO), a wholly owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and the statements of cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting Change

The company's accounting policies and the accompanying financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). In the event that any portion of the company's operations is no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. In addition, the company would be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. Based on the current regulatory environment in the company's operating service area, it is not expected that SFAS 121 would have a material impact on the financial position or results of operations of the company upon adoption. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.

3.   Commitments and Contingencies

Construction Program: For information regarding WMECO's construction program, see the Notes to Financial Statements in WMECO'S 1994 Form 10-K.

Nuclear Performance: For further information regarding the performance of the WMECO nuclear units, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and the Notes to Financial Statements in WMECO's 1994 Form 10-K.

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

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.

4.   Workforce Reduction

For information regarding the NU system's workforce reduction program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-Q.


                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of WMECO's(the company)financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities(NU). This discussion should be read in conjunction with the company's financial statements, footnotes and Management's Discussion and Analysis in the 1994 Form 10-K and the First Quarter 1995 Form 10-Q.

FINANCIAL CONDITION

Overview

The company's net income decreased to $15 million for the six months ended June 30, 1995, from $30 million for the same period in 1994. Net income decreased to $3 million for the three months ended June 30, 1995, from $16 million for the same period in 1994. The decreases in net income from 1994 for the three- and six-month periods are primarily attributable to one-time benefits in May 1995 from a 1994 settlement agreement and higher 1995 fuel and purchased-power costs.
 The six-month period was further impacted by lower retail kilowatt-hour sales in 1995 as a result of a mild winter. WMECO's retail kilowatt-hour sales through June 1995 were down by 3.5 percent from 1994, which had colder than normal weather in the first quarter.

Workforce Reductions

In July 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees by the end of January 1996. An early retirement program is available to approximately 155 eligible employees of NU's subsidiaries, who will be at least age 55 with ten years of service as of January 1, 1996. The employees have until September 15, 1995, to make their decisions. The balance of the workforce reduction will be achieved through attrition and layoffs. The NU system-wide estimated cost of the early retirements and layoffs could be in the range of $10 to $12 million.

Regulatory Matters

As of June 30, 1995, WMECO completed its amortization of the Millstone 3 deferred return. The annual amortization was approximately $15 million.


Nuclear Performance
The composite capacity factor of the five nuclear generating units that the NU system operates -- including the Connecticut Yankee nuclear unit (CY) -- was
61.7 percent for the six months ended June 30, 1995, as compared with 61.0 percent for the same period in 1994. The low capacity factor in 1995 is primarily the result of the extended refueling and maintenance outage for Millstone 2.

The Millstone Unit 2 refueling and maintenance outage extended into July 1995 in order to complete previously identified work. The Nuclear Regulatory Commission completed its assessment of the unit's readiness to restart in late June, and in a letter dated July 20, 1995, concluded that the deficiencies responsible for the extended shutdown had been addressed and sufficient progress had been demonstrated to support safe restart of the unit.

Additional work identified during start-up testing was completed, and the unit returned to service on August 4, 1995. However, on August 8, 1995, the unit shut down due to a pipe break in the turbine building, and the unit's return to service is under evaluation.

Total replacement power costs attributable to the extension of the outage for WMECO are in the range of $2 million per month. In addition, operation and maintenance (O&M) costs to be incurred during the outage are estimated to be $13 million, an increase of $7 million as a result of the extended outage. O&M costs associated with the refueling outage are deferred and amortized through rates for WMECO. The recovery of the replacement power and O&M costs is subject to prudence reviews.

While the company is unable to predict the outcome of possible prudence reviews of its nuclear operations, management believes that the ultimate resolution of these matters will not have a material adverse impact on the company's financial position or the results of its operations.

In June 1995, Maine Yankee Atomic Power Company (Maine Yankee) began an operation to sleeve all 17,000 tubes in the plant's three steam generators. Maine Yankee expects that the plant will return to service near the end of 1995.
 The approximate cost to Maine Yankee of the sleeving operation has been determined to be $40 million which will be expensed. The company will be billed by Maine Yankee for its pro rata share (3 percent) of these capital costs over the next six months, under its power contract. In addition, WMECO will incur additional costs for replacement power (estimated at $150,000 per month) until Maine Yankee returns to service.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $11 million for the first six months of 1995 primarily due to lower revenues from lower kilowatt-hour sales. Cash used for financing activities decreased approximately $3 million. Cash used for investments was approximately $8 million lower in 1995, primarily due to a decrease in loans to other companies under the NU system money pool.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1995 with the Second Quarter
----------------------------------------------------------------
of 1994
-------

Operating revenues decreased approximately $1 million in the second quarter of 1995, as compared with 1994. The components of the change in operating revenues are as follows:
Changes in Operating Revenues                Increase/(Decrease)
-----------------------------                -------------------
                                            (Millions of Dollars)

Fuel and purchased power cost recoveries               4
Retail sales volume                                   (1)
Other revenues                                        (4)
                                                     ---
Total revenue change                                 $(1)
                                                     ===

Fuel and purchased power cost recoveries increased primarily due to higher energy costs. Other revenues includes the June 1994 retail rate reduction and additional negotiated rate reductions for retail customers in 1995. Retail kilowatt-hour sales were unchanged from 1994 for the quarter.

Fuel, purchased, and net interchange power expense increased approximately $18 million in the second quarter of 1995, as compared with 1994, primarily because of one-time benefits in May 1994 from the WMECO settlement agreement and higher energy costs as a result of the extended Millstone 2 outage.

Federal and state income taxes decreased approximately $8 million in the first six months of 1995, as compared with 1994, primarily because of lower book taxable income.


Comparison of the First Six Months of 1995 with the First Six
-------------------------------------------------------------
Months of 1994
--------------
Operating revenues decreased approximately $7 million in the first six months of 1995, as compared with 1994. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                Increase/(Decrease)
-----------------------------                -------------------
                                            (Millions of Dollars)

Regulatory decisions                                $(3)
Retail sales volume                                  (8)
Fuel and purchased power cost recoveries              4
                                                    ---
Total revenue change                                $(7)
                                                    ===

Revenues related to regulatory decisions decreased primarily because of the retail rate reduction for WMECO beginning in June 1994. Retail sales volume decreased 3.5 percent for the first six months of 1995 from 1994 sales level primarily due to mild weather in the first quarter of 1995. Fuel and purchased-power cost recoveries increased primarily due to higher energy costs, partially offset by lower interchange revenues.

Fuel, purchased, and net interchange power expense increased approximately $18 million in the first six months of 1995, as compared with 1994, primarily because of one-time benefits in May 1994 from the WMECO settlement agreement and higher energy costs as a result of the extended Millstone 2 outage.

Federal and state income taxes decreased approximately $13 million in the first six months of 1995, as compared with 1994, primarily because of lower book taxable income.


                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

In a written Consent in Lieu of an Annual Meeting of Stockholders of WMECO ("Consent") dated March 1, 1995, stockholders voted to fix the number of directors for the ensuing year at nine. The vote fixing the number of directors at nine was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO.

Through the Consent the following nine directors were elected, each by a vote of 1,072,471 shares in favor, to serve on the Board of Directors for the ensuing year: Robert G. Abair, Robert E. Busch, William B. Ellis, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane, Hugh C. MacKenzie, and John F. Opeka.

Item 5.   Other Information

1. On June 20, 1995, the staff of the Securities and Exchange Commission recommended "conditional repeal" of the Public Utility Holding Company Act of 1935 and substantial loosening of rules presently restricting NU's capital-raising and diversification activities. Repeal is subject to approving legislation in Congress, which has yet to be introduced. Comments on the rules are due in September.

For additional information on this matter, see "Business - Public Utility Regulation" in WMECO's 1994 Form 10-K.
2. In June 1995, the State of South Carolina withdrew from membership in the Southeast Interstate Low-Level Radioactive Waste Management Compact and re-opened its Barnwell low-level radioactive waste (LLRW) disposal facility to low-level waste generators from states situated outside the compact's region. NU is arranging for disposal of its LLRW at Barnwell, and shipments are presently scheduled to begin in mid-August. NU continues to explore other LLRW disposal options.

For additional information on this matter, see "Business - Electric Operations - Nuclear Generation - Low-Level Radioactive Waste" in WMECO's 1994 Form 10-K.

3.   On June 22, 1995, The United States Court of Federal Claims held in Yankee
                                                                         ------

Atomic Electric Company v. The United States that as applied to Yankee Atomic
--------------------------------------------

Electric Company (YAEC), the Uranium Enrichment Decontamination and Decommissioning Fund, which pursuant to the 1992 Energy Policy Act imposes an annual "special assessment" on domestic utilities, is an unlawful add-on to the bargained-for contract price for enriched uranium. As a result, the federal government must refund the approximately $3.0 million that YAEC has paid into the fund since its inception. NU is evaluating the applicability of this decision to the $21 million that the System companies have already paid into the fund, and whether this alters the System companies' obligation to pay such special assessments in the future. This decision is subject to appeal.

For additional information on this proceeding, see "Business - Electric Operations - Nuclear Generation - Decommissioning" in WMECO's 1994 Form 10-K.

4. On May 25, 1995, approximately 370 union employees of WMECO and Holyoke Water Power Company initiated a strike against their respective companies. The strike has had no material financial effect on WMECO to date.

For additional information on this proceeding, see "Business - Employees" in WMECO's 1994 Form 10-K.

5. On August 1, 1995, pursuant to a management succession plan that was introduced on January 29, 1992, William B. Ellis resigned as Chairman of NU's Board of Trustees, and Bernard M. Fox assumed that position. Mr. Ellis also resigned from the Board of Directors of WMECO and certain other NU subsidiaries.

For more information regarding this matter, see "Item 5. Other Events" in WMECO's Form 8-K, dated January 29, 1992.

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





Date    August 14, 1995          By  /s/ Bernard M. Fox
      --------------------           ------------------------------
                                         Bernard M. Fox
                                         Vice Chairman and Director




Date     August 14, 1995         By  /s/ John W. Noyes
      --------------------           ------------------------------
                                         John W. Noyes
                                         Vice President and