Form 10-Q
period 1995-09-30
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1995-11-14
CIK 106170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                    OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                         Commission File Number 0-7624

                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

          (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                     04-1961130

      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS 01090-0010
(Address of principal executive offices)                (Zip Code)

                                 (413) 785-5871
              (Registrant's telephone number, including area code)








                                 Not Applicable

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

                 Class                    Outstanding at October 31, 1995

     Common Shares, $25.00 par value               1,072,471 shares
                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                               TABLE OF CONTENTS


                                                            Page No.


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 and
          December 31, 1994                                    2

          Statements of Income - Three and Nine
          Months Ended September 30, 1995 and 1994             4

          Statements of Cash Flows - Nine Months
          Ended September 30, 1995 and 1994                    5

          Notes to Financial Statements                        6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                   8

Part II.  Other Information

     Item 5.   Other Information                              12












     Item 6.   Exhibits and Reports on Form 8-K               13

Signatures                                                    14













                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                             September 30, December 31,
                                                                 1995          1994
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,225,888   $ 1,214,326

     Less: Accumulated provision for depreciation.........       452,405       425,019
                                                            -------------  ------------
                                                                 773,483       789,307
  Construction work in progress...........................        20,603        19,187
  Nuclear fuel, net.......................................        34,052        38,000
                                                            -------------  ------------
      Total net utility plant.............................       828,138       846,494
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............        66,383        56,123
  Investments in regional nuclear generating
   companies, at equity...................................        14,889        14,927
  Other, at cost..........................................         3,981         3,941
                                                            -------------  ------------
                                                                  85,253        74,991
                                                            -------------  ------------
Current Assets:
  Cash and special deposits...............................            93           105


  Notes receivable from affiliated companies..............          -            8,750
  Receivables, net........................................        37,791        35,427
  Accounts receivable from affiliated companies...........           837         1,108
  Accrued utility revenues................................        13,247        15,766
  Fuel, materials, and supplies, at average cost..........         5,576         4,829
  Prepayments and other...................................         7,455         9,215
                                                            -------------  ------------
                                                                  64,999        75,200
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        93,858        86,357
   Amortizable property investment--Millstone 3...........         8,400        16,800
   Deferred costs--Millstone 3............................          -            7,836
   Unrecovered contract obligation--Yankee Atomic
    Electric Company......................................        26,392        28,572
   Recoverable energy costs...............................         8,324         8,324
   Other..................................................        40,990        36,337
  Unamortized debt expense................................         1,544         1,733
  Other...................................................          -              974
                                                            -------------  ------------
                                                                 179,508       186,933
                                                            -------------  ------------
      Total Assets........................................  $  1,157,898   $ 1,183,618
                                                            =============  ============













See accompanying notes to financial statements.






WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                             September 30, December 31,
                                                                 1995          1994
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       150,112       149,683
  Retained earnings.......................................       114,412       111,586
                                                            -------------  ------------
           Total common stockholder's equity..............       291,336       288,081
  Preferred stock not subject to mandatory redemption.....        53,500        68,500
  Preferred stock subject to mandatory redemption.........        22,500        24,000
  Long-term debt..........................................       347,218       345,669
                                                            -------------  ------------
           Total capitalization...........................       714,554       726,250
                                                            -------------  ------------
Obligations Under Capital Leases..........................        20,880        23,852
                                                            -------------  ------------
Current Liabilities:
  Notes payable to affiliated company.....................        28,250          -
  Long-term debt and preferred stock--current
   portion................................................         1,500        34,975
  Obligations under capital leases--current
   portion................................................        15,606        12,945
  Accounts payable........................................        13,668        20,396


  Accounts payable to affiliated companies................         7,361        17,352
  Accrued taxes...........................................         4,352         5,160
  Accrued interest........................................         4,271         6,702
  Other...................................................         8,483         7,584
                                                            -------------  ------------
                                                                  83,491       105,114
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       266,613       253,821
  Accumulated deferred investment tax credits.............        26,541        27,822
  Deferred contract obligation--Yankee Atomic
   Electric Company.......................................        26,392        28,572
  Other...................................................        19,427        18,187
                                                            -------------  ------------
                                                                 338,973       328,402
                                                            -------------  ------------



Commitments and Contingencies (Note 3)<F3>


                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,157,898   $ 1,183,618
                                                            =============  ============













See accompanying notes to financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                   September 30,        September 30,
                                                -------------------  -------------------
                                                   1995      1994       1995      1994
                                                --------- ---------  --------- ---------
                                                           (Thousands of Dollars)

Operating Revenues............................. $107,960  $102,597   $315,237  $316,769
                                                --------- ---------  --------- ---------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   21,017    22,068     65,291    47,986
     Other.....................................   35,292    34,322    103,840   101,047
  Maintenance..................................   12,740     8,435     28,664    25,652
  Depreciation.................................    9,521     9,248     28,365    27,303
  Amortization of regulatory assets............    2,973     7,280     17,084    21,424
  Federal and state income taxes...............    2,166     5,311     11,541    27,112
  Taxes other than income taxes................    4,530     4,559     14,184    14,135
                                                --------- ---------  --------- ---------
        Total operating expenses...............   88,239    91,223    268,969   264,659
                                                --------- ---------  --------- ---------
Operating Income...............................   19,721    11,374     46,268    52,110
                                                --------- ---------  --------- ---------

Other Income:
  Deferred Millstone 3 return--other funds.....     -          170        108       636
  Equity in earnings of regional nuclear
    generating companies.......................      475       519      1,299     1,514



  Other, net...................................      657       700      1,911     1,630
  Income taxes--credit.........................      116       257        842       794
                                                --------- ---------  --------- ---------
        Other income, net......................    1,248     1,646      4,160     4,574
                                                --------- ---------  --------- ---------
        Income before interest charges.........   20,969    13,020     50,428    56,684
                                                --------- ---------  --------- ---------

Interest Charges:
  Interest on long-term debt...................    6,699     6,741     20,708    20,785
  Other interest...............................      129        12        295       (16)
  Deferred Millstone 3 return--borrowed funds..     -         (128)       (81)     (476)
                                                --------- ---------  --------- ---------
        Interest charges, net..................    6,828     6,625     20,922    20,293
                                                --------- ---------  --------- ---------

Net Income..................................... $ 14,141  $  6,395   $ 29,506  $ 36,391
                                                ========= =========  ========= =========




















See accompanying notes to financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   29,506  $   36,391
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     28,365      27,303
    Deferred income taxes and investment tax credits, net...      3,600       5,801
    Deferred return - Millstone 3, net of amortization......      7,147       9,958
    Recoverable energy costs, net of amortization...........      1,039     (10,568)
    Other sources of cash...................................     15,058      12,536
    Other uses of cash......................................       (256)     (6,455)
  Changes in working capital:
    Receivables and accrued utility revenues................        426       7,781
    Fuel, materials, and supplies...........................       (747)      3,198
    Accounts payable........................................    (16,719)     (8,769)
    Accrued taxes...........................................       (808)        933
    Other working capital (excludes cash)...................       (810)      3,121
                                                             ----------- -----------
Net cash flows from operating activities....................     65,801      81,230
                                                             ----------- -----------

Financing Activities:
  Issuance of long-term debt................................       -         90,000



  Net increase (decrease) in short-term debt................     28,250      (6,000)
  Reacquisitions and retirements of long-term debt..........    (34,300)   (103,569)
  Reacquisitions and retirements of preferred stock.........    (15,675)     (1,500)
  Cash dividends on preferred stock.........................     (3,688)     (4,316)
  Cash dividends on common stock............................    (22,737)    (22,114)
                                                             ----------- -----------
Net cash flows used for financing activities................    (48,150)    (47,499)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (18,869)    (22,657)
    Nuclear fuel............................................     (1,112)        158
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (19,981)    (22,499)
  NU System Money Pool......................................      8,750      (5,000)
  Other investment activities, net..........................     (6,432)     (6,306)
                                                             ----------- -----------
Net cash flows used for investments.........................    (17,663)    (33,805)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................        (12)        (74)
Cash and special deposits - beginning of period.............        105         185
                                                             ----------- -----------
Cash and special deposits - end of period................... $       93  $      111
                                                             =========== ===========















See accompanying notes to financial statements.

                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Western Massachusetts Electric Company (the company or WMECO), a wholly owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting for Long-Lived Assets

The company's accounting policies and the accompanying financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). If any portion of the company's operations was no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. The company would also be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's operating service area, it is not expected that the adoption of SFAS 121 would have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.

3.   Commitments and Contingencies

Construction Program: For information regarding WMECO's construction program, see the Notes to Financial Statements in WMECO'S 1994 Form 10-K.

Nuclear Performance: For information regarding the performance of the WMECO nuclear units, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, and see WMECO's March 31, 1995 and June 30, 1995 Form 10-Qs, and 1994 Form 10-K.

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

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in WMECO's 1994 Form 10-K.



                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of WMECO's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with the company's consolidated financial statements, footnotes and Part II, Other Information, of this report and Management's Discussion and Analysis in the 1994 Form 10-K and the First and Second Quarter 1995 Form 10-Qs.

FINANCIAL CONDITION

Overview

The company's net income decreased to approximately $30 million for the nine months ended September 30, 1995, from approximately $36 million for the same period in 1994. The decrease in net income is primarily attributable to a one-time benefit in May 1994 from a rate case settlement agreement, higher fuel and purchased-power costs, and lower retail kilowatt-hour sales, partially offset by one-time tax adjustments. WMECO's retail kilowatt-hour sales through September 1995 were down by almost one percent from 1994 as a result of mild weather in the first quarter of 1995.

Net income increased to approximately $14 million for the three months ended September 30, 1995, from approximately $6 million for the same period in 1994. The increase in net income for the three-month period is primarily attributable to higher kilowatt-hour sales due to hotter summer weather and a one-time tax adjustment in 1995. Retail kilowatt-hour sales for the quarter were up 4.7 percent from 1994.

Workforce Reductions

In July, 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees. The NU system-wide estimated pre-tax cost of the early retirement that was charged to expense in the third quarter was approximately $7 million. This estimate was based on 121 eligible employees accepting the early retirement. The balance of the workforce reduction will be achieved through attrition and layoffs. The estimated cost of layoffs to the NU system could be in the range of $2 to $3 million.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU system operates - including the Connecticut Yankee nuclear unit (CY) - was 68.6 percent for the nine months ended September 30, 1995, as compared with 64.3 percent for the same period in 1994. An extended refueling and maintenance outage for Millstone Unit 2, which ended on August 4, 1995, had an adverse impact on the 1995 nuclear capacity factor. In early November, Millstone Unit 1 began a planned 50-day refueling and maintenance outage.

Total replacement power costs attributable to the extension of the Millstone Unit 2 outage for the company are approximately $12 million. In addition, operation and maintenance (O&M) costs to be incurred during the outage are approximately $13 million, an increase of $7 million as a result of the outage extension. Replacement power costs are recovered currently through the company's fuel clause. O&M costs associated with the refueling outage are deferred and amortized through rates. The recovery of the replacement power and O&M costs is subject to prudence reviews.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $15 million for the first nine months of 1995, as compared to 1994, primarily due to lower working capital. Cash used for investments decreased approximately $16 million primarily due a decrease in loans to other companies under the NU system money pool.

RESULTS OF OPERATIONS

Comparison of the Third Quarter of 1995 with the Third Quarter
--------------------------------------------------------------
of 1994
-------

The components of the change in operating revenues are as follows:

Change in Operating Revenues                 Increase/(Decrease)
-----------------------------                 -------------------
                                            (Millions of Dollars)

Retail sales volume                                  $ 3
Fuel and purchased-power costs recoveries              2
                                                     ---
Total revenue change                                 $ 5
                                                     ===

Retail kilowatt-hour sales increased 4.7 percent for the quarter from 1994 levels as a result of hotter summer weather. Fuel and purchased-power cost recoveries increased primarily due higher kilowatt-hour sales.

Other operation and maintenance expense increased approximately $5 million due primarily to due higher 1995 storm costs, higher costs associated with a work stoppage and higher outside services employed, partially offset by a nuclear inventory writeoff in 1994.

Amortization of regulatory assets, net decreased approximately $4 million in the third quarter of 1995 primarily because the Millstone 3 phase-in costs were fully amortized in June 1995.

Federal and state income taxes decreased approximately $3 million in the third quarter of 1995 primarily because of an adjustment in 1995 to reduce the income tax accrual as a result of the expiration of a tax year subject to audit.

Comparison of the First Nine Months of 1995 with the First Nine
---------------------------------------------------------------
Months of 1994
--------------

The components of the change in operating revenues are as follows:
Changes in Operating Revenues                Increase/(Decrease)
-----------------------------                 -------------------
                                            (Millions of Dollars)

Regulatory decisions                               $ (2)
Retail Sales volume                                  (3)
Fuel and purchased power
 cost recoveries                                      6
Other                                                (3)
                                                   ----
Total revenue change                               $ (2)
                                                   ====

Revenues related to regulatory decisions decreased primarily because of the June 1994 retail rate reduction for WMECO. Retail sales volume decreased 0.9 percent for the first nine months of 1995 from 1994 sales levels primarily due to mild weather in the first quarter of 1995, partially offset by hotter summer weather. Fuel and purchased-power cost recoveries increased primarily due to higher energy costs, partially offset by lower interchange revenues. Other includes lower revenues as a result of new negotiated rate reductions for retail customers.

Fuel, purchased, and net interchange power expense increased approximately $17 million in the first nine months of 1995 primarily because of a one-time benefit in May 1994 from a rate case settlement agreement and higher energy costs as a result of the extended Millstone 2 outage.

Other operation and maintenance expense increased approximately $6 million due primarily to higher capacity charges from the regional nuclear units primarily due to Maine Yankee which is in an extended refueling outage and Vermont Yankee which had an outage in March 1995, and higher 1995 storm costs, higher costs associated with a work stoppage and higher outside services employed, partially offset by a nuclear inventory write-off in 1994 and lower maintenance costs at the company's fossil units.

Amortization of regulatory assets, net decreased approximately $4 million in the first nine months of 1995 primarily because the Millstone 3 phase-in costs were fully amortized in June 1995.

Federal and state income taxes decreased approximately $16 million in the first nine months of 1995 primarily because of lower book taxable income and 1995 adjustments to the income tax accrual as a result of a favorable tax ruling and the expiration of a tax year subject to audit.



                           PART II. Other Information


Item 5.   Other Information

1. On August 16, 1995, the Massachusetts Department of Public Utilities (DPU) issued an order in its investigation, which began in February 1995, into electric utility industry restructuring in Massachusetts. The order found that recovery of net, non-mitigatable stranded costs during a transition to full competition, which is to be no longer than 10 years, is in the public interest.
 Stranded costs are to be recovered by a non-bypassable charge. The DPU also set forth 12 principles for the transition to a restructured industry and ordered WMECO and other Massachusetts utilities to submit, by February 16, 1996, plans for moving to a competitive generation market and for incentive regulation for transmission and distribution.
For additional information on this proceeding, see "Other Information" in WMECO's 1995 Form 10-Q for the quarter ended March 31, 1995.

2. On August 24, 1995, the DPU issued a decision limiting WMECO's recovery of lost base revenues in calendar year 1996 to those revenues "lost" due to implementation of conservation-related costs in the most recent three-year period. The DPU decision does not affect 1995 revenues, but the three-year limit on recovery could reduce 1996 revenues by approximately $8 million. WMECO requested clarification of the decision on September 13, 1995.

For additional information on this proceeding, see "Item 1. Business - Rates" in WMECO's 1994 Form 10-K.

3. On October 4, 1995, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion to intervene filed by Northeast Utilities Service Company, Connecticut Yankee Atomic Power Company and North Atlantic Energy Service Company as party petitioners in the lawsuit brought by other nuclear utilities seeking a judicial declaration that the Nuclear Waste Policy Act of 1982, as amended, unconditionally binds the U.S. Department of Energy to begin acceptance of spent nuclear fuel and high-level radioactive waste beginning on January 31, 1998.

For additional information on this matter, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in WMECO's 1994 Form 10-K.

4. On October 12, 1995, the NRC issued an order halting major dismantling or decommissioning activities at the Yankee Rowe Nuclear Plant (Yankee Rowe) until after completion of an adjudicatory hearing process. The NRC intends to issue a Notice of Opportunity for a hearing on the NRC staff-approved Yankee Rowe decommissioning plan and, if a hearing is requested, order an expedited hearing.
 The NRC's action was taken in response to a recent federal appeals court decision finding that the NRC should have offered a hearing opportunity prior to authorizing Yankee's Component Removal Program in 1993.

For additional information on this matter, see "Other Information" in WMECO's 1995 Form 10-Q for the quarter ended June 30, 1995.

5. New three year labor contracts covering approximately 370 union employees of WMECO and Holyoke Water Power Company were signed on August 28, 1995. The employees covered by these contracts returned to work on September 1, 1995, which ended a strike that began on May 25, 1995.

For additional information on this matter, see "Other Information" in WMECO's 1995 Form 10-Q for the quarter ended June 30, 1995.

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



                               WESTERN MASSACHUSETTS ELECTRIC COMPANY
                               --------------------------------------
                                               Registrant





Date   November 13, 1995         By  /s/ Bernard M. Fox
      --------------------           ------------------------------
                                         Bernard M. Fox
                                         Chairman and Director




Date   November 13, 1995         By  /s/ John W. Noyes
      --------------------           ------------------------------
                                         John W. Noyes
                                         Vice President and Controller