Form 10-Q
period 1996-03-31
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1996-05-08
CIK 106170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------


                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                         Commission File Number 0-7624
                                                ------


                     WESTERN MASSACHUSETTS ELECTRIC COMPANY
                     --------------------------------------


             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                        04-1961130
                -------------                        ----------


         (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)         Identification No.)

  174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS          01090-0010
  ----------------------------------------------------------------------------
                  Address of principal executive offices)            (Zip Code)

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

                           Class                       Outstanding at
                           -----                       April 30, 1996
                                                       --------------

    Common Shares, $25.00 par value                    1,072,471 shares




                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                               TABLE OF CONTENTS
                               -----------------



                                                              Page No.
                                                              --------



Part I.    Financial Information

   Item 1. Financial Statements

      Balance Sheets - March 31, 1996 and December 31, 1995     2

      Statements of Income - Three Months Ended
          March 31, 1996 and 1995                               4

      Statements of Cash Flows - Three Months Ended
          March 31, 1996 and 1995                               5

      Notes to Financial Statements                             6

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations      10

Part II.  Other Information

   Item 1.  Legal Proceedings                                  14

   Item 5.  Other Information                                  14

   Item 6.  Exhibits and Reports on Form 8-K                   15

Signatures                                                     16





                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                              March 31,    December 31,
                                                                 1996          1995
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
- ------
Utility Plant, at original cost:
  Electric................................................  $  1,242,737   $ 1,234,738

     Less: Accumulated provision for depreciation.........       472,017       462,872
                                                            -------------  ------------
                                                                 770,720       771,866
  Construction work in progress...........................        14,961        18,957
  Nuclear fuel, net.......................................        30,040        31,574
                                                            -------------  ------------
      Total net utility plant.............................       815,721       822,397
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............        71,662        69,903
  Investments in regional nuclear generating
   companies, at equity...................................        14,881        14,820
  Other, at cost..........................................         4,290         4,018
                                                            -------------  ------------
                                                                  90,833        88,741
                                                            -------------  ------------


Current Assets:
  Cash....................................................            97           202
  Receivables, net........................................        41,295        42,164
  Accounts receivable from affiliated companies...........         1,018           951
  Accrued utility revenues................................        11,844        11,119
  Fuel, materials, and supplies, at average cost..........         5,234         5,114
  Recoverable energy costs, net...........................         3,123         2,595
  Prepayments and other...................................         7,852         6,581
                                                            -------------  ------------
                                                                  70,463        68,726
                                                            -------------  ------------

Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        87,829        87,829
   Unrecovered contractual obligation (Note 4)<F4>........        14,908        18,814
   Recoverable energy costs...............................        10,919        10,974
   Other..................................................        36,671        43,369
  Unamortized debt expense................................         1,449         1,496
  Other...................................................           237          -
                                                            -------------  ------------
                                                                 152,013       162,482
                                                            -------------  ------------


      Total Assets........................................  $  1,129,030   $ 1,142,346
                                                            =============  ============

See accompanying notes to financial statements.






WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                              March 31,    December 31,
                                                                 1996          1995
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       150,255       150,182
  Retained earnings.......................................       113,194       115,296
                                                            -------------  ------------
           Total common stockholder's equity..............       290,261       292,290
  Preferred stock not subject to mandatory redemption.....        53,500        53,500
  Preferred stock subject to mandatory redemption.........        21,000        22,500
  Long-term debt..........................................       347,956       347,470
                                                            -------------  ------------
           Total capitalization...........................       712,717       715,760
                                                            -------------  ------------
Obligations Under Capital Leases..........................        19,328        20,855
                                                            -------------  ------------

Current Liabilities:
  Notes payable to affiliated company.....................        13,050        24,050
  Long-term debt and preferred stock--current
   portion................................................         1,500         1,500
  Obligations under capital leases--current
   portion................................................        14,250        15,156
  Accounts payable........................................        10,667        14,475
  Accounts payable to affiliated companies................         7,925        11,604
  Accrued taxes...........................................        10,561         1,686
  Accrued interest........................................         4,239         5,670
  Other...................................................        17,571         7,768
                                                            -------------  ------------
                                                                  79,763        81,909
                                                            -------------  ------------

Deferred Credits:
  Accumulated deferred income taxes.......................       256,522       259,595
  Accumulated deferred investment tax credits.............        25,935        26,302
  Deferred contractual obligation (Note 4)<F4>............        14,908        18,814
  Other...................................................        19,857        19,111
                                                            -------------  ------------
                                                                 317,222       323,822
                                                            -------------  ------------


Commitments and Contingencies (Note 5)<F5>




                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,129,030   $ 1,142,346
                                                            =============  ============

See accompanying notes to financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                               1996         1995
                                                           -----------  -----------
                                                            (Thousands of Dollars)

Operating Revenues....................................     $  114,797   $  106,684
                                                           -----------  -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         25,820       17,669
     Other............................................         41,226       35,851
  Maintenance.........................................          9,616        7,770
  Depreciation........................................          9,785        9,580
  Amortization of regulatory assets...................          3,018        6,888
  Federal and state income taxes......................          6,085        5,791
  Taxes other than income taxes.......................          5,555        5,050
                                                           -----------  -----------
        Total operating expenses......................        101,105       88,599
                                                           -----------  -----------
Operating Income......................................         13,692       18,085
                                                           -----------  -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies.........................................            500          283
  Other, net..........................................            (87)         560
  Income taxes........................................            178          156
                                                           -----------  -----------
        Other income, net.............................            591          999
                                                           -----------  -----------
        Income before interest charges................         14,283       19,084
                                                           -----------  -----------


Interest Charges:
  Interest on long-term debt..........................          5,979        6,960
  Other interest......................................            195           48
                                                           -----------  -----------
        Interest charges, net.........................          6,174        7,008
                                                           -----------  -----------


Net Income............................................     $    8,109   $   12,076
                                                           ===========  ===========





See accompanying notes to financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $    8,109  $   12,076
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................      9,785       9,580
    Deferred income taxes and investment tax credits, net...     (3,234)      2,648
    Recoverable energy costs, net of amortization...........       (473)     (4,495)
    Nuclear O&M reserve (Note 5B)<F5B>......................      7,105        -
    Other sources of cash...................................     10,059       9,857
    Other uses of cash......................................     (2,790)     (2,029)
  Changes in working capital:
    Receivables and accrued utility revenues................         77      (1,004)
    Fuel, materials, and supplies...........................       (120)        (61)
    Accounts payable........................................     (7,487)    (19,743)
    Accrued taxes...........................................      8,875       4,541
    Other working capital (excludes cash)...................         (2)      1,210
                                                             ----------- -----------
Net cash flows from operating activities....................     29,904      12,580
                                                             ----------- -----------


Financing Activities:
  Net (decrease) increase in short-term debt................    (11,000)     11,750
  Reacquisitions and retirements of preferred stock.........     (1,500)    (15,675)
  Cash dividends on preferred stock.........................     (1,224)     (1,323)
  Cash dividends on common stock............................     (8,987)     (7,529)
                                                             ----------- -----------
Net cash flows used for financing activities................    (22,711)    (12,777)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (4,731)     (5,758)
    Nuclear fuel............................................         (3)       (842)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (4,734)     (6,600)
  NU System Money Pool......................................       -          8,750
  Investments in nuclear decommissioning trusts.............     (2,231)     (2,132)
  Other investment activities, net..........................       (333)        142
                                                             ----------- -----------
Net cash flows (used for) from investments..................     (7,298)        160
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................       (105)        (37)
Cash - beginning of period..................................        202          89
                                                             ----------- -----------
Cash - end of period........................................ $       97  $       52
                                                             =========== ===========

See accompanying notes to financial statements.




                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   PRESENTATION

          The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Western Massachusetts Electric Company (WMECO) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995. All adjustments are of a normal, recurring, nature except those described below in Note 5B. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), WMECO, and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its capacity to PSNH. In addition to its retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

     B.   REGULATORY ACCOUNTING - WMECO SETTLEMENT

          Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q for information related to WMECO's approved rate settlement, which was approved on April 30, 1996.

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. SFAS 121 establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     SFAS 121 requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues be revalued based on estimated future cash flows. If the revaluation is less than the book value of the asset, an impairment loss would be charged to earnings. Based on the current regulatory environment in the system's service areas, as of March 31, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information on the company's regulatory environment, refer to the MD&A and Part II, Item 5, "Other Information," in this Form 10-Q and the Notes to Financial Statements in WMECO's 1995 Form 10-K.

3.   NUCLEAR DECOMMISSIONING

     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including the company, regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning, and has issued a proposed statement "Accounting for Liabilities Related to Closure or Removal of Long-Lived Assets" in February 1996. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

4.   YANKEE ATOMIC ELECTRIC COMPANY (YAEC)

     WMECO holds a 7.0 percent ownership interest in YAEC. YAEC's nuclear power plant was shut down permanently on February 26, 1992. YAEC is in the process of dismantling its nuclear facility. Effective January 1996, YAEC began billing its sponsors, including CL&P, WMECO, and PSNH, amounts based on a revised estimate approved by the Federal Energy Regulatory Commission that assumes decommissioning by the year 2000. This revised estimate was based on continued access to the Barnwell, South Carolina, low-level radioactive waste facility, changes in assumptions about earnings on decommissioning trust investments, and changes in other decommissioning cost assumptions. As of January 1996, the estimated remaining costs, including decommissioning based on YAEC's revised estimate amounted to $225.2 million, of which WMECO's share was approximately $15.8 million.

     For further information on YAEC, refer to the Notes to Financial Statements in WMECO's 1995 Form 10-K.

5.   COMMITMENTS AND CONTINGENCIES

     A. Construction Program: For information regarding WMECO's construction program, see the Notes to Financial Statements in WMECO's 1995
          Form 10-K.

     B. Nuclear Performance: On January 31, 1996, the Nuclear Regulatory Commission (NRC) announced that the three Millstone nuclear power plants had been placed on its "watch list" because of long-standing performance concerns. The NRC cited a number of operational problems, that have arisen since 1990 at the Millstone plants.

          Millstone 1, a 660-MW boiling-water reactor, owned 81 percent by CL&P and 19 percent by WMECO, began a planned 49-day refueling and maintenance outage on November 4, 1995. That outage was subsequently extended to the second quarter of 1996 to complete weld overlays and to respond to a December 13, 1995 letter from the NRC issued to NU. This letter requested that NU submit, no later than seven days prior to restart of the unit, information describing the actions taken to ensure the future operation of the unit will be conducted in accordance with the terms and conditions of its operating license, NRC regulations, and the plant's updated Final Safety Analysis Report (collectively, "NRC requirements"). The letter also requires that certain specific technical issues be resolved to the NRC's satisfaction prior to restarting the unit.

          On February 21, 1996, Millstone 2, a 870-MW pressurized-water reactor, also owned 81 percent by CL&P and 19 percent by WMECO, was shut down as a result of an engineering evaluation that determined that some valves could be inoperable in some emergency situations. Management decided at that time to combine this unscheduled outage with a mid-cycle inspection outage previously scheduled for mid-April 1996. On March 7, 1996, the NRC issued NU a letter requesting information similar to that being sought for Millstone 1.

          On March 30, 1996, Millstone 3, a 1154-MW pressurized-water reactor that is jointly owned by CL&P (52.93 percent), WMECO (12.24 percent), PSNH (2.85 percent), and other New England utilities, was shut down following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events. On April 4, 1996, the NRC issued NU a letter requesting information similar to that being sought for Millstone 1 and 2.

          On March 7, 1996, the NRC issued a letter to Northeast Utilities Service Company (NUSCO), requesting operational assurances related to the Connecticut Yankee nuclear unit (CY), a 575-MW pressurized water reactor that is jointly owned by CL&P (34.5 percent), WMECO (9.5 percent), PSNH (5.0 percent), and other New England utilities, in which NUSCO serves as agent for CY. The NRC letter also requested CY's plans and schedules for performing comprehensive compliance checks. Operations at CY were not restricted by the NRC's request. NUSCO filed a response to the NRC's request on April 8, 1996. A two-week NRC review of the plant followed the submission of CY's response. Based on that review, CY will update its April 8, 1996 letter to address the NRC inspection findings by May 30, 1996. Management believes that the outcome of the NRC's inspection at CY will not have a material adverse impact on WMECO's financial position and results of operations. NRC activities are continuing and management cannot predict at this time what additional actions, if any, the NRC will take with respect to CY.

          As of May 6, 1996, all three Millstone units were out of service, as the engineering analysis needed to respond to the NRC requirements is still being performed. The company expects to incur approximately $1 million (Millstone 1), $1-2 million (Millstone 2), and $1-2 million (Millstone 3), respectively, in aggregate incremental replacement power costs for each month the units are not operating. Management estimates that the work required to comply with the NRC requirements will be completed by early July 1996 for Millstone 3, the third quarter of 1996 for Millstone 2 and the fourth quarter of 1996 for Millstone 1. Management cannot predict at this time how long the NRC's review will take or what additional actions, if any, will be required before the units are allowed to restart. Recovery of replacement power costs for these outages will be subject to prudence reviews by the Massachusetts Department of Public Utilities. Management does not believe the outcome of a prudence review will have a material adverse impact on WMECO's financial position or results of operations, as reported as of March 31, 1996.

          In addition to the replacement power costs, the company expects to incur operation and maintenance costs (O&M) related to the NRC's actions at the Millstone units. Management has estimated these costs to be at least $14 million, and has reserved approximately $7 million in the first quarter of 1996 for the incremental O&M costs necessary to respond to the NRC requirements. In addition, as of March 31, 1996, management has identified approximately $7 million of costs for projects associated with the extended outages, the majority of which have been accelerated from planned future outages. It is likely that these costs will increase as additional projects are identified and approved. Management cannot estimate at this time when each Millstone unit will return to service, nor can management predict the possible loss or range of loss the company may incur as a result of NRC actions related to the operations of the Millstone units or CY. Management believes that there is a significant exposure to nonrecovery of material amounts of the total incremental costs.

          Management also believes that there is a risk, particularly in Connecticut, that it will be difficult to meet peak demand this summer if all three Millstone units, and perhaps CY, are out of service during the hottest summer weather. To reduce this risk, the NU system is planning to acquire additional generating assets. Management expects the NU system's incremental costs associated with meeting peak summer demand to be approximately $20 million in 1996.

          For further information on the company's nuclear performance, refer to the company's Form 8-K dated March 30, 1996, the MD&A and Part II, Items 1 and 5, "Legal Proceedings" and "Other Information" in this Form 10-Q and WMECO's 1995 Form 10-K.

     C. Environmental Matters: For information regarding environmental matters, see Part II, Item 5, "Other Information" in this Form 10-Q and the Notes to Financial Statements in WMECO's 1995 Form 10-K.

     D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Financial Statements in WMECO's 1995 Form 10-K.

     E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see the Notes to Financial Statements in WMECO's 1995 Form 10-K.



                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


This section contains management's assessment of WMECO's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with WMECO's financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, and the Form 8-K's dated January 31, 1996 and March 30, 1996.


FINANCIAL CONDITION

OVERVIEW

Net income was approximately $8 million for the three months ended March 31, 1996, a decrease of approximately $4 million, from approximately $12 million for the same period in 1995. The 1996 net income was lower primarily due to the reserve established for the outages at the Millstone units, which resulted from the units being placed on the Nuclear Regulatory Commission's (NRC) watch list and related licensing actions. This decrease was partially offset by lower amortization in 1996 due to the completion of the Millstone 3 phase-in during 1995.

The company expects to incur substantial costs during the remainder of 1996, primarily in the second and third quarters, as a result of the Millstone outages. When combined with a typically low sales quarter, these costs will further depress the second quarter earnings. The key factor affecting 1996 earnings will be the length of the nuclear outages. This will determine the level of direct costs expended to address NRC concerns and the replacement-power costs incurred to serve the company's customers in the absence of energy from the Millstone units. Management believes that a significant portion of the incremental costs, including replacement-power, associated with the nuclear outages will not be recoverable.

NU has put into place temporary cost-reduction measures covering most non-nuclear areas of the NU system in an effort to help offset the substantial costs it expects to incur for at least the next two quarters relating to the NRC review and the Millstone outages. The cost-control measures will not affect nuclear or customer reliability operations.

NUCLEAR PERFORMANCE

WMECO has a 19-percent ownership interest in Millstone units 1 and 2, a 12.24-percent ownership interest in Millstone 3, and a 9.5-percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC).

On January 31, 1996, the NRC placed Millstone units 1, 2, and 3 (Millstone) on its watch list, which calls for increased NRC inspection attention. The NRC's action referred to a number of performance concerns that have arisen since 1990, including the inability to resolve employee safety concerns.

Millstone 1's planned refueling and maintenance outage, which began November 4, 1995, was extended to allow NU to complete reviews required by the NRC. In response to a December 13, 1995 request by the NRC to provide information no later than 7 days prior to restart of the unit, NU is conducting a detailed review of Millstone 1's Updated Final Safety Analysis Report (FSAR) and an assessment of the plant's readiness to ensure that the future operation of the plant will be conducted in accordance with the terms and conditions of its operating license, FSAR, and the NRC's regulations.

On February 21, 1996, NU took Millstone 2 out of service as a result of an engineering evaluation that determined that some valves could be inoperable under certain emergency conditions. Management decided at that time to combine this unscheduled outage with a mid-cycle outage previously scheduled to begin in mid-April. On March 7, 1996, the NRC issued a letter requesting information similar to that being sought for Millstone 1 prior to restart of the unit.

Also on March 7, 1996, the NRC requested operational assurances from Millstone 3 and CYAPC, with respect to its Connecticut Yankee nuclear unit (CY), as well as plans and schedules for performing comprehensive compliance checks. Operation of the units was not restricted by the NRC's March 7th request.

On March 30, 1996, NU took Millstone 3 out of service as a result of an engineering evaluation that determined certain system-isolation valves would not perform properly under certain situations. On April 4, 1996, the NRC issued a letter requesting information similar to that being sought for Millstone 1 prior to restart of the unit.

On April 8, 1996, CYAPC submitted its response to the NRC's March 7th letter. Subsequent to NU's submission, the NRC conducted a two-week inspection at CY, focused on engineering and licensing documentation and practices. The NRC provided its preliminary inspection findings at a meeting with plant management on April 26, 1996. The NRC's conclusions, which will be more fully described in a written inspection report to be issued within the next several weeks, included findings that in certain instances CY's plant design is not conservative and that the technical bases for design or operations decisions are not well documented. Even with these findings, the NRC indicated that it did not believe that CY was unsafe to operate. The NRC has requested that CYAPC supplement its April 8th letter to address these inspection findings and explain why CY remains safe to operate while the inspection findings are addressed. CYAPC's supplemental letter is to be submitted by May 30, 1996. The NRC's activities are continuing and management cannot predict at this time what additional activities, if any, the NRC will take with respect to CY.

The work necessary to respond to the NRC's letters regarding Millstone is expected to be completed by July 2, 1996 for Millstone 3, during the third quarter of 1996 for Millstone 2, and during the fourth quarter of 1996 for Millstone 1. These estimates could be affected by the discovery of additional issues and necessary corrective work. Management's reallocation of resources, with the objective of filing Millstone 3's response by July 2, has resulted in revised schedules for Millstone 1 and 2. The NRC has required that this information be submitted no later than seven days before each of these units returns to operation. Since the NRC will carefully review these responses before permitting each unit to return to operation, management cannot predict at this time how long the NRC's review will take or what additional actions, if any, will be required before the units are allowed to restart.

Monthly replacement-power costs attributable to the outages for WMECO are expected to be approximately $1 million for Millstone 1 and $1 to $2 million each for Millstone 2 and 3. These costs are recovered currently through WMECO's fuel clause.

In addition to the costs of replacement power, there are, and will be, incremental operation and maintenance (O&M) costs associated with the Millstone outages and the NRC review. Because it cannot be known with any certainty how long each unit will remain out of service, management can only provide general estimates of the amount of direct costs that will be incurred. As of March 31, 1996, management has estimated WMECO's share of the identified costs associated with the extended outages to be approximately $7 million, the majority of which are for projects which have been accelerated from planned future outages, and an additional $7 million of costs specifically associated with the NRC review. It is likely that these costs will increase as additional projects are identified by NU or the NRC. As of March 31, 1996, WMECO has reserved approximately $7 million for the estimated costs associated directly with the NRC review.

The recovery of fuel and outage costs are subject to prudence reviews. While it is too early to estimate the total amount of replacement-power and other costs that will result from the NRC's review of Millstone, or what the results of any prudence reviews will be, management believes that there is significant exposure for non-recovery of a material amount of the total costs.

In April 1996, NU's Board of Trustees (the Board) announced the formation of a special committee of the Board to provide high-level oversight of the safety and effectiveness of NU's nuclear operations, progress toward resolving open NRC issues, and progress in resolving employee, community, and customer concerns. The new committee will consist exclusively of outside trustees and will be chaired by E. Gail de Planque, a Board member who is a former NRC commissioner.

Given the current Millstone outages, NU management believes that there is a risk, particularly in Connecticut, that it will be difficult to meet peak demand this summer if all three Millstone units, and perhaps CY, are out of service during the hottest summer weather. To reduce this risk, NU is planning to acquire additional generating assets. NU management expects the incremental costs, to the NU system, associated with meeting peak summer demand to be approximately $20 million in 1996.

RATE MATTERS

On April 30, 1996, the Massachusetts Department of Public Utilities (DPU) approved a settlement which was proposed in February 1996 by WMECO and the Massachusetts Attorney General (the Agreement). The Agreement will continue, through February 1998, the 2.4-percent rate reduction instituted in June 1994. Additionally, the Agreement will terminate pending reviews of WMECO's generating plant performance and any potential reviews associated with Millstone 2's 1994-1995 extended outage, and accelerates its amortization of potentially strandable generation assets by approximately $6 million in 1996 and $10 million in 1997. The Agreement will not have a material impact on estimated earnings for 1996.

On May 1, 1996, the DPU issued draft comprehensive restructuring rules. Management is currently performing an analysis of the DPU's rules, however, it is clear that they are complex and far-reaching. WMECO will file its comments on the DPU's rules on May 26, 1996. The filing will be followed by hearings, and the proposed date for issuance of the final restructuring regulations is September 20, 1996. The state's electric companies will then be required to file revenue neutral rate unbundling plans in the fall of 1996. The DPU is expected to rule on the companies' plans in early 1997. Subsequently, the DPU has indicated that it will rule on WMECO's and other electric companies' individual restructuring plans in 1997. The DPU's target date for retail choice is January 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased approximately $17 million in 1996, from 1995, primarily due to higher funds from working capital. Cash used for financing activities increased approximately $10 million in 1996, from 1995, primarily due to a net decrease in short-term debt, partially offset by lower reacquisitions and retirements of preferred stock. Cash from investments decreased approximately $7 million in 1996, from 1995, primarily due to loan repayments from other companies under the NU system Money Pool during 1995.

In April 1996, Standard & Poor's Ratings Group placed WMECO's ratings on CreditWatch with negative implications and Moody's placed WMECO's credit ratings under review for possible downgrade. These rating actions could adversely affect the future availability and cost of funds.

The costs of replacement power and the direct costs associated with the current nuclear outages will be substantial, even though the total cost is not quantifiable at this time. Management is confident that the company will be able to meet these additional funding requirements and the company's other 1996 requirements, including requirements for preferred dividends, through a combination of internally generated funds, and borrowings under existing credit facilities. Management is also evaluating the issuance of additional first-mortgage bonds and asset-backed financings. WMECO has also initiated actions to obtain a significant increase in the agreements under which it can borrow funds under revolving credit arrangements. Management's intention in implementing these additional financial arrangements is to ensure that WMECO will have access to adequate cash resources, at reasonable cost, even if the nuclear outages extend significantly longer, or the associated costs are significantly greater than management currently foresees.



RESULTS OF OPERATIONS

Comparison of the First Quarter of 1996 with the First Quarter of 1995
- ----------------------------------------------------------------------

Operating revenues increased approximately $8 million in the first quarter of 1996, from 1995. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------

                                                 (Millions of Dollars)

Fuel and purchased-power cost recoveries                $4
Retail sales volume                                      3
Other revenues                                           1
                                                       ---


Total revenue change                                    $8
                                                        ==

Fuel and purchased-power cost recoveries increased primarily due to higher energy costs and higher revenues from sales to other outside utilities. Retail kilowatt-hour sales increased 3.5 percent for the first quarter of 1996, from 1995, primarily due to extremely mild weather in the first three months of 1995.

Fuel, purchased, and net interchange power expense increased approximately $8 million in the first quarter of 1996, from 1995, primarily due to the timing of the recognition of costs under the company's fuel clauses and higher energy costs in 1996 as a result of the Millstone outages.

Other operation and maintenance expense increased approximately $7 million in the first quarter of 1996, from 1995, primarily due to the establishment of a reserve resulting from the NRC review of Millstone.

Amortization of regulatory assets, net decreased approximately $4 million in the first quarter of 1996, from 1995, primarily due to the completion of the amortization of Millstone 3 phase-in costs in June 1995.

Interest on long-term debt decreased approximately $1 million in the first quarter of 1996, from 1995, primarily due to lower outstanding debt in 1996.



                          PART II.  OTHER INFORMATION


ITEM 1.LEGAL PROCEEDING

1. On April 10, 1996, NU received a letter from a representative of a shareholder demanding that it commence legal action against Bernard M. Fox and certain unnamed officers and directors with regard to operations at Millstone Station. On April 23, 1996, NU's Board of Trustees created a special committee that would, among other responsibilities, conduct an independent review and investigation of the allegations contained in the letter and make recommendations as to how the Board of Trustees should respond to the letter.

       In addition, on April 19, 1996, NU was served with a civil complaint naming as defendants certain current and former trustees and officers.
                                   -
       The complaint was brought as a shareholder derivative action in the Massachusetts Superior Court for the Hampden Division seeking to recover unspecified damages for alleged losses purportedly arising out of NU's operation of Millstone Station. NU is presently evaluating the matter.

       NU has also been was served in two similar proceedings in Connecticut Superior Court.

ITEM 5.  OTHER INFORMATION

1. On April 9, 1996, Northeast Nuclear Energy Company ("NNECO") and the Nuclear Regulatory Commission ("NRC") staff filed a joint motion to terminate the NRC proceeding which began in 1995 when several New England based public interest groups requested a hearing on the Millstone 1 license amendment which explicitly authorized the practice of offloading the full reactor core during refueling outages. The joint motion was based on representations by counsel for the petitioners that the matter would no longer be pursued. On April 15, 1995, the NRC's Atomic Safety and Licensing Board granted the joint motion to terminate the proceeding.

       For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - Millstone Units" in WMECO's 1995 Form 10-K.

2. On May 3, 1996, NU was advised by the Office of the U.S. Attorney for the District of Connecticut (U.S. Attorney) that it had received a report by the NRC Office of Investigations (OI) relating to full core off-load procedures and certain related matters at Millstone Station. The OI referred the report to the U.S. Attorney for review of possible criminal prosecution and NU has been informed that the U.S. Attorney is in the early stages of reviewing its conduct. NU does not have the OI's report and therefore cannot evaluate either whether the report is accurate or what any civil or criminal consequences may be. Despite the possibility that some form of prosecutorial action might be initiated, management does not believe that any System company or officer has engaged in conduct that would warrant a federal criminal prosecution and intends to fully cooperate with the U.S. Attorney in the investigation.

3. On April 18, 1996, the United States District Court for the Eastern District of Kentucky approved the consent decree described in "Item 1. Business - Regulatory and Environmental Matters - Environmental Regulation - Toxic Substances and Hazardous Waste Regulations" in WMECO's 1995 Form 10-K.

4. On April 24, 1996, FERC issued its final open access rule (the ``Rule'') to promote competition in the electric industry. The Rule will require, among other things, all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file an open-access, non-discriminatory transmission tariff and to take transmission service for their own new wholesale sales and purchases under the open-access tariffs. The Rule also requires public utilities to develop and maintain a same-time information system that will give existing and potential transmission users the same access to transmission information that the public utility enjoys, and requires public utilities to separate transmission from generation marketing functions and communications. The Rule also supports full recovery of legitimate, prudent and verifiable stranded costs associated with providing open access transmission services.

       On March 29, 1996, FERC approved NU's transmission tariffs, where were revised to meet the comparability standards articulated in the Notice of Proposed Rulemaking that preceded the Rule and conditioned acceptance of NU's market-based power sales tariff, where it permits NU to sell power to wholesale customers outside of New England, on the removal of certain language. NU submitted the required compliance filing to FERC on April 12, 1996. As a result of the Rule, NU will refile its transmission tariffs to conform with the minimum terms and conditions set forth in the Rule. Management is continuing to review what other steps, if any, must be taken to comply with the Rule.

       For additional information on this matter, see "Item 1. Business - Competition and Marketing - Wholesale Marketing" in WMECO's 1995 Form 10-K.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     Exhibit Number      Description
     --------------      -----------


             27               Financial Data Schedule

(b)  Reports on Form 8-K:

1. WMECO filed a Form 8-K dated January 31, 1996 disclosing that the NRC had placed Millstone station on its "watch list."

2. WMECO filed a Form 8-K dated March 30, 1996 updating the status of Millstone station as related to the NRC's actions to date.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              WESTERN MASSACHUSETTS ELECTRIC COMPANY
                              --------------------------------------

                                           Registrant





Date       May 8, 1996                            By  /s/  Bernard M. Fox
       ------------------                             --------------------------

                                               Bernard M. Fox
                                               Vice Chairman and Director



Date       May 8, 1996                       By:  /s/  John J. Roman
       -------------------                        ------------------------------

                                               John J. Roman
                                               Vice President and Controller