Form 10-Q
period 1996-06-30
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1996-08-14
CIK 106170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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

                     Class                       Outstanding at July 31, 1996

        Common Shares, $25.00 par value                    1,072,471 shares






                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                               TABLE OF CONTENTS



                                                              Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Balance Sheets - June 30, 1996 and
        December 31, 1995                                                    2

        Statements of Income - Three Months and Six
        Months Ended June 30, 1996 and 1995                                  4

        Statements of Cash Flows - Six Months Ended
        June 30, 1996 and 1995                                                5

        Notes to Financial Statements                                        6

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                                     9

Part II.    Other Information

     Item 1.     Legal Proceedings                                          14

     Item 4.     Submission of Matters to a Vote
                 of Security Holders                                        14

     Item 5.     Other Information                                          14

     Item 6.     Exhibits and Reports on Form 8-K                           15

Signatures                                                                  16







                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                               June 30,    December 31,
                                                                 1996          1995
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
- ------
Utility Plant, at original cost:
  Electric................................................  $  1,247,314   $ 1,234,738

     Less: Accumulated provision for depreciation.........       480,336       462,872
                                                            -------------  ------------
                                                                 766,978       771,866
  Construction work in progress...........................        15,017        18,957
  Nuclear fuel, net.......................................        30,002        31,574
                                                            -------------  ------------
      Total net utility plant.............................       811,997       822,397
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............        73,390        69,903
  Investments in regional nuclear generating
   companies, at equity...................................        14,955        14,820
  Other, at cost..........................................         4,291         4,018
                                                            -------------  ------------
                                                                  92,636        88,741
                                                            -------------  ------------

Current Assets:
  Cash....................................................           123           202
  Receivables, net........................................        39,428        42,164
  Accounts receivable from affiliated companies...........           790           951
  Accrued utility revenues................................        13,079        11,119
  Fuel, materials, and supplies, at average cost..........         5,328         5,114
  Recoverable energy costs, net--current portion..........         8,366         2,595
  Prepayments and other...................................         8,894         6,581
                                                            -------------  ------------
                                                                  76,008        68,726
                                                            -------------  ------------

Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        81,769        87,829
   Unrecovered contractual obligation.....................        14,007        18,814
   Recoverable energy costs...............................        10,927        10,974
   Other..................................................        29,922        43,369
  Unamortized debt expense................................         1,402         1,496
  Other...................................................           143          -
                                                            -------------  ------------
                                                                 138,170       162,482
                                                            -------------  ------------



      Total Assets........................................  $  1,118,811   $ 1,142,346
                                                            =============  ============

See accompanying notes to financial statements.







WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                               June 30,    December 31,
                                                                 1996          1995
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       150,324       150,182
  Retained earnings.......................................       116,010       115,296
                                                            -------------  ------------
           Total common stockholder's equity..............       293,146       292,290
  Preferred stock not subject to mandatory redemption.....        53,500        53,500
  Preferred stock subject to mandatory redemption.........        21,000        22,500
  Long-term debt..........................................       333,739       347,470
                                                            -------------  ------------
           Total capitalization...........................       701,385       715,760
                                                            -------------  ------------
Obligations Under Capital Leases..........................        19,471        20,855
                                                            -------------  ------------

Current Liabilities:
  Notes payable to affiliated company.....................         3,000        24,050
  Long-term debt and preferred stock--current
   portion................................................        16,200         1,500
  Obligations under capital leases--current
   portion................................................        12,469        15,156
  Accounts payable........................................        13,353        14,475
  Accounts payable to affiliated companies................        10,154        11,604
  Accrued taxes...........................................        11,804         1,686
  Accrued interest........................................         5,597         5,670
  Other...................................................        17,805         7,768
                                                            -------------  ------------
                                                                  90,382        81,909
                                                            -------------  ------------

Deferred Credits:
  Accumulated deferred income taxes.......................       247,086       259,595
  Accumulated deferred investment tax credits.............        25,568        26,302
  Deferred contractual obligation.........................        14,007        18,814
  Other...................................................        20,912        19,111
                                                            -------------  ------------
                                                                 307,573       323,822
                                                            -------------  ------------


Commitments and Contingencies (Note 4)<F4>




                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,118,811   $ 1,142,346
                                                            =============  ============

See accompanying notes to financial statements.








WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                -------------------  -------------------
                                                   1996      1995       1996      1995
                                                --------- ---------  --------- ---------
                                                           (Thousands of Dollars)

Operating Revenues............................. $102,602  $100,593   $217,399  $207,277
                                                --------- ---------  --------- ---------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   20,777    26,605     46,597    44,274
     Other.....................................   34,062    32,697     75,288    68,548
  Maintenance..................................   15,598     8,154     25,214    15,924
  Depreciation.................................    9,852     9,264     19,637    18,844
  Amortization of regulatory assets............    4,117     7,223      7,135    14,111
  Federal and state income taxes...............    4,111     3,069     10,196     8,860
  Taxes other than income taxes................    4,708     4,604     10,263     9,654
                                                --------- ---------  --------- ---------
        Total operating expenses...............   93,225    91,616    194,330   180,215
                                                --------- ---------  --------- ---------
Operating Income...............................    9,377     8,977     23,069    27,062
                                                --------- ---------  --------- ---------

Other Income:
  Equity in earnings of regional nuclear
    generating companies.......................      533       541      1,033       824
  Other, net...................................      302       802        215     1,362
  Income taxes.................................     (120)       55         58       211
                                                --------- ---------  --------- ---------
        Other income, net......................      715     1,398      1,306     2,397
                                                --------- ---------  --------- ---------
        Income before interest charges.........   10,092    10,375     24,375    29,459
                                                --------- ---------  --------- ---------


Interest Charges:
  Interest on long-term debt...................    6,017     7,049     11,996    14,009
  Other interest...............................       59        37        254        85
                                                --------- ---------  --------- ---------
        Interest charges, net..................    6,076     7,086     12,250    14,094
                                                --------- ---------  --------- ---------


Net Income..................................... $  4,016  $  3,289   $ 12,125  $ 15,365
                                                ========= =========  ========= =========






See accompanying notes to financial statements.






WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   12,125  $   15,365
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     19,637      18,844
    Deferred income taxes and investment tax credits, net...     (6,082)      3,294
    Recoverable energy costs, net of amortization...........     (5,724)       (216)
    Deferred nuclear refueling outage, net of amortization..      3,551      (6,469)
    Nuclear compliance reserves.............................      8,991        -
    Other sources of cash...................................     15,348      20,745
    Other uses of cash......................................     (5,766)       (257)
  Changes in working capital:
    Receivables and accrued utility revenues................        937       1,326
    Fuel, materials, and supplies...........................       (214)       (268)
    Accounts payable........................................     (2,572)    (20,175)
    Accrued taxes...........................................     10,118      (3,215)
    Other working capital (excludes cash)...................     (1,340)      3,342
                                                             ----------- -----------
Net cash flows from operating activities....................     49,009      32,316
                                                             ----------- -----------

Financing Activities:
  Net (decrease) increase in short-term debt................    (21,050)     10,000
  Reacquisitions and retirements of preferred stock.........     (1,500)    (15,675)
  Cash dividends on preferred stock.........................     (2,424)     (2,404)
  Cash dividends on common stock............................     (8,987)    (15,133)
                                                             ----------- -----------
Net cash flows used for financing activities................    (33,961)    (23,212)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (10,358)    (12,100)
    Nuclear fuel............................................        554      (1,561)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (9,804)    (13,661)
  NU System Money Pool......................................       -          8,750
  Investments in nuclear decommissioning trusts.............     (4,915)     (4,252)
  Other investment activities, net..........................       (408)         62
                                                             ----------- -----------
Net cash flows used for investments.........................    (15,127)     (9,101)
                                                             ----------- -----------
Net (Decrease) Increase In Cash For The Period..............        (79)          3
Cash - beginning of period..................................        202          89
                                                             ----------- -----------
Cash - end of period........................................ $      123  $       92
                                                             =========== ===========

See accompanying notes to financial statements.








                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Western Massachusetts Electric Company (the company or WMECO) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the First Quarter 1996 Form 10-Q, and the company's Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 28, 1996,
          and July 22, 1996. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. All adjustments are of a normal, recurring, nature except those described below in Note 4B. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), WMECO, and Holyoke Water Power Company (HWP). A fifth wholly owned subsidiary, North Atlantic Energy Corporation
          (NAEC), sells all of its capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which established accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory    environment in the system's service
     areas, as of June 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see WMECO's First Quarter 1996 Form 10-Q and WMECO's 1995 Form 10-K.

3.   NUCLEAR DECOMMISSIONING

     For information on nuclear decommissioning, see the company's First Quarter 1996 Form 10-Q and the company's 1995 Form 10-K.

4.   COMMITMENTS AND CONTINGENCIES

      A. Construction Program: For information regarding WMECO's construction program, see WMECO's 1995 Form 10-K.

      B.  Nuclear Performance:

          Millstone: WMECO has disclosed in its 1995 Form 10-K, its First Quarter 1996 Form 10-Q and its Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 28, 1996, and July 22, 1996 that among other things, the Millstone power station was placed on the NRC's watch list, the three Millstone units are currently out of service, the company is currently responding to NRC requests for information, and the company is currently incurring costs, including replacement power costs, while the three Millstone units are down.

          Management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the companies will ultimately incur.

          Management now estimates WMECO will expense about $23 million of incremental nuclear operation and maintenance costs in 1996. Approximately $16 million of the $23 million was expensed in the first and second quarters of 1996. It is likely this estimate will rise as WMECO and the NRC identify additional issues that need to be resolved.

          The recovery of fuel, purchased power, and other outage-related costs is subject to prudence reviews. While it is too early to estimate the total amount of such costs or the results of any prudence reviews, management believes that there is significant exposure to non-recovery of a material amount of such costs.

          For further information, see the SEC filings referenced above and the MD&A in this Form 10-Q.

          Connecticut Yankee (CY): For information regarding CY, see the MD&A in this Form 10-Q, WMECO's First Quarter 1996 Form 10-Q, and Form 8-Ks dated June 6, 1996 and July 22, 1996.

      C. Environmental Matters: For information regarding environmental matters, see WMECO's 1995 Form 10-K.

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see WMECO's 1995 Form 10-K.

      E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see WMECO's 1995 Form 10-K.





                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of WMECO's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with WMECO's financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First Quarter 1996 Form 10-Q, and the Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 28, 1996, and July 22, 1996.


FINANCIAL CONDITION

Overview

Net income was approximately $4 million for the three months ended June 30, 1996, an increase of approximately $1 million from the same period in 1995. Earnings were higher primarily due to higher retail sales in 1996, lower amortization due to the completion of the Millstone 3 phase-in during 1995, and lower interest expense. These increases were partially offset by higher operating costs and reserves related to the outages at the Millstone units.

Net income was approximately $12 million for the six months ended June 30, 1996, a decrease of approximately $3 million from the same period in 1995. Earnings were lower primarily due to higher operating costs and reserves related to the outages at the Millstone units. This decrease was partially offset by higher retail sales in 1996, lower amortization due to the completion of the Millstone 3 phase-in during 1995, lower interest expense, and a one-time tax benefit from
a favorable tax ruling, recognized in    the first quarter of 1995.

WMECO expects to continue incurring substantial costs during the remainder of 1996 as a result of the Millstone outages, which could result in a loss for the third quarter. A key factor affecting 1996 net income will be the level of costs expended to address Nuclear Regulatory Commission (NRC) concerns and the replacement-power costs incurred to serve WMECO's customers in the absence of energy from the Millstone units. Management currently estimates that it will expense about $23 million of incremental operation and maintenance costs in 1996, approximately $16 million of which were expensed during the first six months of 1996, including a reserve for future costs of $9 million. It is likely that these costs will rise as NU and the NRC identify additional issues that need to be resolved. Monthly replacement-power costs for WMECO attributable to the three Millstone outages are expected to be approximately $3 to $5 million.


Nuclear Performance

Millstone

WMECO has a 19-percent ownership interest in Millstone units 1 and 2, and a 12.24-percent ownership interest in Millstone 3.

Millstone units 1, 2, and 3 have been out-of-service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively. For further information on the current Millstone outages see WMECO's 1995 Form 10-K, Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 28, 1996, and July 22,
1996, and the First Quarter 1996 Form 10-Q.

The NRC has recently informed NU that it will require the creation of an independent, third-party corrective action verification team to verify that corrective actions have been taken at Millstone to address design and
configuration management issues.  The    NRC has indicated that it will issue an
order confirming the requirement for such a team and reconfirming its requirement that NU seek formal approval by the NRC commissioners for restart of the Millstone units. Management cannot presently estimate the effect these efforts will have on the timing of restart or what additional costs, if any, this may cause.

Connecticut Yankee

WMECO has a 9.5-percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC) which operates the Connecticut Yankee nuclear power plant
(CY).

On July 22, 1996, CY was taken out of service as a precautionary measure to address a hypothetical accident scenario involving the plant's service water system. On August 8, 1996, after evaluating certain other pending technical and regulatory issues, CY's management decided to delay the restart of the unit and to begin a scheduled September refueling outage. The refueling outage was accelerated in order to allow time to resolve the pending issues.

On August 9, 1996, the NRC requested that CYAPC submit, within thirty days, additional information that would reconfirm the basis for continued operation of CY and address the implications of certain issues related to CY's design basis. NU cannot estimate at this time whether compliance with this request will impact the restart date for CY.

CYAPC cannot presently estimate whether the outage will extend beyond the 60 days planned for the refueling outage. Although a vote by the NRC Commissioners is not required prior to restart of the unit at this time, CYAPC will work closely with the NRC staff to evaluate and implement the corrective actions necessary to address the pending issues. Management cannot presently estimate the additional costs associated with the outage.

For further information on CY see WMECO's Form 8-Ks dated June 6, 1996, and July 22, 1996, and the First Quarter 1996 Form 10-Q.


Rate Matters

On May 1, 1996, the Massachusetts Department of Public Utilities (DPU) issued draft rules and an explanatory statement in its continuing efforts on electric-power industry restructuring. The proposed rules and explanatory statement address complex and interrelated topics concerning the generation, transmission, distribution, and sales of electricity, as well as corporate structure and asset ownership, that could have far-reaching effects on utilities. Western Massachusetts Electric Company (WMECO) has taken several steps to affect the final disposition of these DPU actions, including: filing initial and supplemental comments on May 24 and May 31, 1996; participation in most of the 15 days of hearings; and submittal of final written comments on August 2, 1996. On August 9, 1996, the DPU stated in a scheduling order that it would endeavor to issue final restructuring regulations by the end of 1996. The DPU also indicated that it would issue a schedule at a later date for the filing by WMECO and other electric companies of unbundled rate tariffs; the DPU previously stated that such unbundled tariffs would be ordered into effect in 1997. In its August 9 order, the DPU also stated that it remains committed to bringing full retail choice to all Massachusetts electricity customers by January 1, 1998.

While the DPU's proposed rules indicate that utilities will have a reasonable opportunity to recover stranded costs resulting from industry restructuring, the criteria to be used in this process is not clearly defined at this time and will likely be subject to review in a rate proceeding. However, if either the final rules or a rate proceeding indicate that WMECO's financial results will be adversely impacted, WMECO will pursue actions deemed necessary to prevent such outcomes, including pursuit of litigation.

Liquidity And Capital Resources

Cash provided from operations increased approximately $17 million in the first six months of 1996, from 1995, primarily due to higher retail sales and higher funds from working capital, partially offset by higher cash operating expenses. Cash used for financing activities increased approximately $11 million primarily due to a net decrease in short-term debt, partially offset by lower reacquisitions and retirements of preferred stock and lower common stock dividends. Cash used for investments increased approximately $6 million primarily due to loan repayments from other companies under the NU system Money Pool during 1995.

In May 1996 Standard & Poor's Rating Group (S&P) and Moody's Investors Service downgraded all debt and preferred stock of WMECO and bonds of CYAPC. All WMECO securities remain on S&P's CreditWatch. These rating actions could adversely affect the future availability and cost of funds.

WMECO is taking actions to ensure that they will have access to adequate cash resources, at reasonable cost, even if the nuclear outages extend significantly longer, or the associated costs are significantly greater, than management currently foresees.

WMECO applied to the Securities and Exchange Commission for an aggregate increase of $90 million in the agreement under which it effects revolving credit borrowings. This increase would raise WMECO's short-term debt level up to $150 million. WMECO is also evaluating the issuance of additional first-mortgage bonds and sale of its accounts receivable.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1996 with the Second Quarter of 1995


Changes in Operating Revenues                     Increase/(Decrease)
                                                  (Millions of Dollars)

Retail sales                                                        $5
Fuel and purchased-power cost recoveries                            (5)
Wholesale revenues                                                   4
Other revenues                                                      (2)
                                                                    ----
Total revenue change                                                $2



Retail kilowatt-hour sales increased 6.1 percent primarily due to modest economic growth in 1996. Fuel and purchased-power cost recoveries decreased primarily due to lower energy costs and lower average fossil fuel prices. Wholesale revenues increased primarily due to higher sales to outside utilities.

Fuel, purchased, and net interchange power expense decreased approximately $6 million primarily due to the timing of the recognition of costs under the company's fuel clauses and lower fossil and nuclear generation, partially offset by higher outside energy costs in 1996.

Other operation and maintenance expense increased approximately $9 million primarily due to higher costs associated with the nuclear outages ($9 million, including $7 million of reserves for future costs).

Amortization of regulatory assets, net decreased approximately $3 million primarily due to the completion of the amortization of Millstone 3 phase-in costs in June 1995.

Federal and state income taxes increased approximately $1 million primarily due to higher book taxable income.

Interest on long-term debt decreased approximately $1 million primarily due to lower average 1996 outstanding debt levels.



Comparison of the First Six Months of 1996 with the First Six Months of 1995


Changes in Operating Revenues                     Increase/(Decrease)

                                                 (Millions of Dollars)

Retail sales                                                         $ 8
Wholesale revenues                                                     4
Other revenues                                                        (2)
                                                                    -----
Total revenue change                                                 $10



Retail kilowatt-hour sales increased 4.7 percent primarily due to modest economic growth in 1996 and mild weather in the first quarter of 1995. Wholesale revenues increased primarily due to higher sales to outside utilities.

Fuel, purchased, and net interchange power expense increased approximately $2 million primarily due to higher 1996 outside energy costs, partially offset by the timing of the recognition of costs under the company's fuel clauses and lower fossil and nuclear generation.

Other operation and maintenance expense increased approximately $16 million primarily due to higher costs associated with the nuclear outages ($18 million, including $9 million of reserves for future costs).

Amortization of regulatory assets, net decreased approximately $7 million primarily due to the completion of the amortization of Millstone 3 phase-in costs in June 1995.

Federal and state income taxes increased approximately $1 million primarily due to tax benefits from a favorable tax ruling recognized during the first quarter of 1995, partially offset by lower 1996 book taxable income.

Interest on long-term debt decreased approximately $2 million primarily due to lower average 1996 debt levels.



                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     NU has learned that the Office of the U.S. Attorney for Connecticut together with the U.S. Environmental Protection Agency is investigating possible criminal violations of federal environmental laws at the Millstone facilities. This investigation may have arisen out of allegations made by a former employee in a Connecticut state lawsuit alleging he was wrongfully terminated in the January 1996 nuclear workforce reduction. NU has been informed by the government that it is a target of the investigation, but that no one in senior management is either a target or a subject of this investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In a written Consent in Lieu of an Annual Meeting of Stockholders of WMECO (Consent) dated March 6, 1996, stockholders voted to fix the number of directors for the ensuing year at seven. The vote fixing the number of directors at seven was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO.

Through the Consent the following seven directors were elected, each by a vote of 1,072,471 shares in favor, to serve on the Board of Directors for the ensuing year: Robert G. Abair, Robert E. Busch, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane and Hugh C. MacKenzie.

ITEM 5.   OTHER INFORMATION

1. On July 23, 1996, the United States Court of Appeals for the District of Columbia held that the United States Department of Energy (DOE) is obligated under the Nuclear Waste Policy Act (NWPA) of 1982 to start disposing spent nuclear fuel (SNF) no later than January 31, 1998. This decision followed a request by numerous utilities, including certain NU subsidiaries, and state utility commissions to review the DOE's final interpretation declaring that it had no obligation under the NWPA or its contracts with utilities to accept SNF absent an operational repository. The decision of the DOE was vacated, and the case was remanded for further proceedings consistent with the appellate court's opinion.

For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in WMECO's 1995 Form 10-K.

2. On July 24, 1996, NU submitted the report of the Fundamental Cause Assessment Team (FCAT) to the NRC. The FCAT was created by the nuclear committee of the NU Board of Trustees to assist it in identifying fundamental causes of the decline in performance of the Millstone Units. The FCAT identified the following fundamental causes: (1) the top levels of NU management did not consistently exercise effective leadership and articulate and implement appropriate vision and direction, (2) the nuclear organization did not establish and maintain high standards and expectations, and (3) the nuclear organization's leadership, management and interpersonal skills were weak. The FCAT's findings will be factored into the recovery plan that is being developed for the Millstone Units.

For additional information regarding actions taken by the Board of Trustees with respect nuclear performance, WMECO's Form 10-Q for the quarter ended March 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


            27               Financial Data Schedule

(b)   Reports on Form 8-K:

1.   WMECO filed a Form 8-K dated June 6, 1996 disclosing:

      - The NRC had issued a report critical to the operations at Millstone. In addition, the NRC is requiring NU to perform inspections at the three Millstone plants and to submit a response to the NRC prior to the restart of the three Millstone units.

      - CY filed documents with the NRC expressing its view that the specific issues identified at Millstone are not present to the same degree.

2.   WMECO filed a Form 8-K dated June 28, 1996 disclosing:

      - On July 2, 1996, Northeast Utilities Service Company, acting as agent for the system companies, filed a response to the NRC outlining design and configuration discrepancies at Millstone 3 and the costs estimated to repair them.

3.   WMECO filed a Form 8-K dated July 22, 1996 disclosing:

      - Revised estimates for replacement power and the incremental costs associated with getting the nuclear units back on-line.

      - CY was shutdown voluntarily by its operator, Connecticut Yankee Atomic Power Company, to analyze CY's service water system.

      - WMECO's operational actions in the event of long periods of hot weather.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                                   Registrant





Date  August 13, 1996         By:  /s/ Bernard M. Fox

                                       Bernard M. Fox
                                       Chairman and Director



Date  August 13, 1996         By:  /s/ John J. Roman

                                       John J. Roman
                                       Vice President and Controller