Form 10-Q
period 1996-09-30
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1996-11-13
CIK 106170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

                     Class                   Outstanding at October 31, 1996

        Common Shares, $25.00 par value                 1,072,471 shares






                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                               TABLE OF CONTENTS



                                                              Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Balance Sheets - September 30, 1996 and
        December 31, 1995                                                  2

        Statements of Income - Three and Nine Months
        Ended September 30, 1996 and 1995                                  4

        Statements of Cash Flows - Nine Months Ended
       September 30, 1996 and 1995                                         5

        Notes to Financial Statements                                      6

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
               and Results of Operations                                  10

Part II.    Other Information

     Item 5.     Other Information                                        16

     Item 6.     Exhibits and Reports on Form 8-K                         16

Signatures                                                                18




                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                             September 30, December 31,
                                                                 1996          1995
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,250,137   $ 1,234,738

     Less: Accumulated provision for depreciation.........       489,134       462,872
                                                            -------------  ------------
                                                                 761,003       771,866
  Construction work in progress...........................        16,721        18,957
  Nuclear fuel, net.......................................        30,131        31,574
                                                            -------------  ------------
      Total net utility plant.............................       807,855       822,397
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............        74,962        69,903
  Investments in regional nuclear generating
   companies, at equity...................................        15,315        14,820
  Other, at cost..........................................         4,245         4,018
                                                            -------------  ------------
                                                                  94,522        88,741
                                                            -------------  ------------
Current Assets:
  Cash....................................................            38           202
  Receivables, net........................................        39,553        42,164
  Accounts receivable from affiliated companies...........           786           951
  Accrued utility revenues................................        10,023        11,119
  Fuel, materials, and supplies, at average cost..........         4,880         5,114
  Recoverable energy costs, net--current portion..........         8,274         2,595
  Prepayments and other...................................        10,484         6,581
                                                            -------------  ------------
                                                                  74,038        68,726
                                                            -------------  ------------


Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        79,608        87,829
   Unrecovered contractual obligation.....................        13,151        18,814
   Recoverable energy costs, net..........................         5,437         4,974
   Other..................................................        38,290        49,369
  Unamortized debt expense................................         1,379         1,496
  Other...................................................           311          -
                                                            -------------  ------------
                                                                 138,176       162,482
                                                            -------------  ------------



      Total Assets........................................  $  1,114,591   $ 1,142,346
                                                            =============  ============

See accompanying notes to financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY

BALANCE SHEETS
(Unaudited)

                                                             September 30, December 31,
                                                                 1996          1995
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       150,395       150,182
  Retained earnings.......................................       110,329       115,296
                                                            -------------  ------------
           Total common stockholder's equity..............       287,536       292,290
  Preferred stock not subject to mandatory redemption.....        53,500        53,500
  Preferred stock subject to mandatory redemption.........        21,000        22,500
  Long-term debt..........................................       334,238       347,470
                                                            -------------  ------------
           Total capitalization...........................       696,274       715,760
                                                            -------------  ------------
Obligations Under Capital Leases..........................        29,108        20,855
                                                            -------------  ------------
Current Liabilities:
  Notes payable to affiliated company.....................         8,000        24,050
  Long-term debt and preferred stock--current
   portion................................................        16,200         1,500
  Obligations under capital leases--current
   portion................................................         2,971        15,156
  Accounts payable........................................        14,762        14,475
  Accounts payable to affiliated companies................         9,294        11,604
  Accrued taxes...........................................        10,119         1,686
  Accrued interest........................................         4,268         5,670
  Other...................................................        16,363         7,768
                                                            -------------  ------------
                                                                  81,977        81,909
                                                            -------------  ------------


Deferred Credits:
  Accumulated deferred income taxes.......................       248,202       259,595
  Accumulated deferred investment tax credits.............        25,200        26,302
  Deferred contractual obligation.........................        13,151        18,814
  Other...................................................        20,679        19,111
                                                            -------------  ------------
                                                                 307,232       323,822
                                                            -------------  ------------


Commitments and Contingencies (Note 7)<F7>




                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,114,591   $ 1,142,346
                                                            =============  ============

See accompanying notes to financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY

STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
                                                -------------------  -------------------
                                                   1996      1995       1996      1995
                                                --------- ---------  --------- ---------
                                                           (Thousands of Dollars)

Operating Revenues............................. $ 99,866  $107,960   $317,265  $315,237
                                                --------- ---------  --------- ---------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   33,157    21,017     79,754    65,291
     Other.....................................   32,400    35,292    107,688   103,840
  Maintenance..................................   14,409    12,740     39,623    28,664
  Depreciation.................................   10,024     9,521     29,661    28,365
  Amortization of regulatory assets............    1,020     2,973      8,155    17,084
  Federal and state income taxes...............     (411)    2,088      9,785    10,948
  Taxes other than income taxes................    4,940     4,530     15,203    14,184
                                                --------- ---------  --------- ---------
        Total operating expenses...............   95,539    88,161    289,869   268,376
                                                --------- ---------  --------- ---------
Operating Income...............................    4,327    19,799     27,396    46,861
                                                --------- ---------  --------- ---------

Other Income:
  Equity in earnings of regional nuclear
    generating companies.......................      448       475      1,481     1,299
  Other, net...................................      703       657        918     2,019
  Income taxes.................................      293        38        351       249
                                                --------- ---------  --------- ---------
        Other income, net......................    1,444     1,170      2,750     3,567
                                                --------- ---------  --------- ---------
        Income before interest charges.........    5,771    20,969     30,146    50,428
                                                --------- ---------  --------- ---------


Interest Charges:
  Interest on long-term debt...................    6,026     6,699     18,022    20,708
  Other interest...............................      141       129        395       214
                                                --------- ---------  --------- ---------
        Interest charges, net..................    6,167     6,828     18,417    20,922
                                                --------- ---------  --------- ---------


Net Income (Loss).............................. $   (396) $ 14,141   $ 11,729  $ 29,506
                                                ========= =========  ========= =========






See accompanying notes to financial statements.


WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   11,729  $   29,506
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     29,661      28,365
    Deferred income taxes and investment tax credits, net...     (4,085)      3,600
    Recoverable energy costs, net of amortization...........     (6,142)      1,039
    Deferred nuclear refueling outage, net of amortization..      5,050      (6,232)
    Nuclear compliance reserves, net........................      7,531        -
    Other sources of cash...................................     12,608      28,437
    Other uses of cash......................................     (5,538)       (256)
  Changes in working capital:
    Receivables and accrued utility revenues................      3,872         426
    Fuel, materials, and supplies...........................        234        (747)
    Accounts payable........................................     (2,023)    (16,719)
    Accrued taxes...........................................      8,433        (808)
    Other working capital (excludes cash)...................     (4,241)       (810)
                                                             ----------- -----------
Net cash flows from operating activities....................     57,089      65,801
                                                             ----------- -----------

Financing Activities:
  Net (decrease) increase in short-term debt................    (16,050)     28,250
  Reacquisitions and retirements of long-term debt..........       -        (34,300)
  Reacquisitions and retirements of preferred stock.........     (1,500)    (15,675)
  Cash dividends on preferred stock.........................     (3,955)     (3,688)
  Cash dividends on common stock............................    (12,741)    (22,737)
                                                             ----------- -----------
Net cash flows used for financing activities................    (34,246)    (48,150)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (15,456)    (18,869)
    Nuclear fuel............................................        565      (1,112)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (14,891)    (19,981)
  NU System Money Pool......................................       -          8,750
  Investments in nuclear decommissioning trusts.............     (7,394)     (6,430)
  Other investment activities, net..........................       (722)         (2)
                                                             ----------- -----------
Net cash flows used for investments.........................    (23,007)    (17,663)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................       (164)        (12)
Cash - beginning of period..................................        202          89
                                                             ----------- -----------
Cash - end of period........................................ $       38  $       77
                                                             =========== ===========

See accompanying notes to financial statements.





                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Western Massachusetts Electric Company (the company or WMECO) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the company's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and the company's Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 28, 1996, July 22, 1996, and
          September 3, 1996. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. All adjustments are of a normal, recurring, nature except those described below in Note 7B. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), WMECO, and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of September 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see WMECO's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and WMECO's 1995 Form 10-K.

3.   REGULATORY ASSETS - RECOVERABLE ENERGY COSTS

     For information on recoverable energy costs, see the MD&A and Note 7B in this Form 10-Q and WMECO's 1995 Form 10-K.

4.    SHORT-TERM DEBT

     For information on short-term debt, see the MD&A in this Form 10-Q, WMECO's Form 10-Q for the quarter ended March 31, 1996, and WMECO's 1995 Form 10-K.

5.   ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     On September 13, 1996, WMECO entered into an agreement to sell fractional undivided percentage receivable interests in its eligible billed and unbilled accounts receivable. The amount of receivables sold at any one time will not exceed $40 million plus limited reserves for losses. To the extent actual loss experience of the pool receivables exceeds the loss reserves, the purchaser will absorb the excess. WMECO has retained collection and servicing responsibilities as agent for the purchaser. As of November 12, 1996, no receivables had been sold under this agreement.

     The FASB has issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes, in part, accounting standards for the accounting and recognition of transfers of financial assets. SFAS 125 will be effective for transfers and servicing of financial assets occurring after December 31, 1996 and will be applied prospectively. Under the terms of its receivables financing agreement, WMECO is obligated to restructure its existing arrangement to, in effect, satisfy the requirements of SFAS 125, and obtain certain regulatory approvals, or waiver thereof, by February 1, 1997 or the arrangement will terminate.

6.   NUCLEAR DECOMMISSIONING

     For information regarding nuclear decommissioning, see the company's Form 10-Q for the quarter ended March 31, 1996 and the company's 1995 Form 10-K. For information regarding the possible closure and decommissioning of Connecticut Yankee (CY), see Note 7B in this Form 10-Q.

7.   COMMITMENTS AND CONTINGENCIES

      A. Construction Program: For information regarding WMECO's construction program, see WMECO's 1995 Form 10-K.

      B.  Nuclear Performance:

          Millstone: WMECO has previously disclosed in its 1995 Form 10-K, its Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and its Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 28, 1996, July 22, 1996, and September 3, 1996, that among other things: (i) the Millstone nuclear units have been placed on the Nuclear Regulatory Commission's (NRC) watch list, (ii) the three Millstone units are currently out of service, (iii) NU is currently restructuring its nuclear organization and developing operational readiness plans, and (iv) the company is currently incurring substantial costs, including replacement power costs, while the three Millstone units are down.

          Management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the company will ultimately incur.

          Management now estimates WMECO will expense approximately $27 million of incremental non-fuel nuclear operation and maintenance costs in 1996. Approximately $20 million of the $27 million was expensed in the first three quarters of 1996. It is likely this estimate will rise as NU and the NRC identify additional issues that need to be resolved.

          The recovery of fuel, purchased power, and other outage-related costs is subject to prudence reviews. While it is too early to estimate the total amount of such costs or the results of any prudence reviews, management believes that there is significant exposure to non-recovery of a material amount of such costs.

          For further information, see the Securities and Exchange Commission filings referenced above, the MD&A, and Part II, Item 5 in this Form 10-Q.

          Connecticut Yankee: On October 9, 1996, Connecticut Yankee Atomic Power Company (CYAPC), which owns and operates CY nuclear generating unit, announced that a permanent shutdown of the unit seems likely based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power costs over the remaining period of the unit's NRC operating license. The final decision is pending a vote by CYAPC's board of directors which is expected to occur in the fourth quarter of 1996. WMECO has a 9.5 percent equity investment, approximating $10 million, in CYAPC. The NU system relies on CYAPC for approximately 3.5 percent of its system capacity.

          The preliminary estimate of the sum of future payments for the closing, decommissioning, and recovery of the remaining investment in CY, assuming permanent shut down, is approximately $797 million. WMECO's share of these remaining estimated costs is approximately $76 million.

          The contract under which WMECO purchases its entitlement of CYAPC power permits CYAPC to recover these costs from WMECO. Should CYAPC board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission (FERC). Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including WMECO, its decommissioning costs, the owners' unrecovered investments in CYAPC and other costs associated with the permanent closure of the unit over the remaining period of the unit's NRC operating license, which expires in 2007. Management expects that WMECO will continue to be allowed to recover such FERC-approved costs from its customers.

          For further information regarding CY, see the MD&A in this Form 10-Q, WMECO's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and WMECO's Form 8-Ks dated June 3, 1996, July 22, 1996, and September 3, 1996.

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

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see WMECO's 1995 Form 10-K.

      E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see WMECO's 1995 Form 10-K.







                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Western Massachusetts Electric Company's (WMECO or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with WMECO's financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First and Second Quarter 1996 Form 10-Qs, and the Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 28, 1996, July
22, 1996, and September 3, 1996.


FINANCIAL CONDITION

Overview

WMECO had a net loss of approximately $0.4 million for the three months ended September 30, 1996, a decrease of approximately $14 million from the same period in 1995. Earnings were lower primarily due to higher fuel costs related to the outages at the Millstone units. This decrease was partially offset by lower amortization due to the completion of the Millstone 3 unuseful investment and a one-time tax benefit recognized in 1995.

Net income was approximately $12 million for the nine months ended September 30, 1996, a decrease of approximately $18 million from the same period in 1995. Earnings were lower primarily due to higher operating costs and reserves related to the outages at the Millstone units. This decrease was partially offset by higher retail sales in 1996, lower amortization due to the completion of the Millstone 3 phase-in and unuseful investment, and lower interest expense.

WMECO expects to continue incurring substantial costs during the remainder of 1996 as a result of the Millstone outages, which could result in a loss for the fourth quarter. A key factor affecting 1996 earnings will be the level of costs expended to address Nuclear Regulatory Commission (NRC) concerns and the replacement-power costs incurred to serve WMECO's customers in the absence of energy from the Millstone units. Management currently estimates that it will expense about $27 million of incremental non-fuel operation and maintenance costs in 1996, approximately $20 million of which were expensed during the first nine months of 1996, including a reserve for future costs of $8 million. It is likely that these costs will rise as NU and the NRC identify additional issues that need to be resolved. WMECO's share of monthly replacement-power costs attributable to the nuclear outages averages approximately $5 million.


Millstone Outages

WMECO has a 19-percent ownership interest in Millstone units 1 and 2, and a 12.24-percent ownership interest in Millstone 3.

Millstone units 1, 2, and 3 (Millstone) have been out-of-service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

For further information on the current Millstone outages see WMECO's 1995 Form 10-K, Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 28, 1996, July 22, 1996, and September 3, 1996, and the First and Second Quarter 1996 Form 10-Qs.

On October 18, 1996, the NRC announced that it will establish a Special Projects
Office to oversee inspection and licensing activities at Millstone.   The
Special Projects Office will be responsible for (1) licensing and inspection activities at NU's Connecticut plants; (2) oversight of the Independent Corrective Action Verification Program; (3) oversight of NU's corrective actions related to safety issues involving employee concerns; and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Management believes that this development should provide dedicated NRC resources and clearer lines of communication between NU and the NRC during the recovery process.

On October 24, 1996, the NRC issued an order to Northeast Nuclear Energy Company (NNECO), a wholly-owned subsidiary of NU that operates Millstone, that requires NNECO to devise and implement a comprehensive plan within 60 days of this order for handling safety concerns raised by Millstone employees and for assuring an environment free from retaliation and discrimination. The NRC also ordered
NNECO to contract for an independent third party to oversee this corrective action plan within 30 days of the date of this order. The members of the independent third-party organization must not have had any direct previous involvement with activities at Millstone and must be approved by the NRC. Oversight by the third-party group will continue until NNECO demonstrates, by performance, that the conditions leading to this order have been corrected.

Management cannot presently estimate the effect these efforts will have on the timing of unit restarts or what additional costs, if any, these developments may cause.

Connecticut Yankee

WMECO has a 9.5-percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC) which owns and operates the Connecticut Yankee nuclear power plant (CY or the plant).

CY has been out-of-service since July 22, 1996. For further information on CY, see WMECO's Form 8-Ks dated June 6, 1996, July 22, 1996, and September 3,1996, the First and Second Quarter 1996 Form 10-Qs, and Note 6b - Commitments and Contingencies - Nuclear Performance - Connecticut Yankee - of the Notes to Financial Statements in this Form 10-Q.

On October 9, 1996, CYAPC announced that a permanent shutdown of the plant seems likely based on an economic analysis of the costs of operating the plant compared to the costs of closing the plant and incurring replacement power costs over the remaining period of the plant's NRC operating license. The final decision is pending a vote by CYAPC's Board of Directors (Board) which is expected to occur in the fourth quarter of 1996. The NU system relies on its entitlement in CY for approximately 3.5 percent of its system capacity.

The contract under which WMECO purchases its entitlement of CYAPC power permits CYAPC to recover these costs from WMECO. Should the Board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission (FERC). Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including WMECO, its decommissioning costs, the owners' unrecovered investments in CYAPC, and other costs associated with the permanent closure of the plant over the remaining period of the plant's NRC operating license, which expires in 2007. Management expects that WMECO will continue to be allowed to recover such FERC-approved costs from its customers.

Rate Matters

On August 30, 1996, the Massachusetts Department of Public Utilities (DPU) approved a settlement agreement between WMECO and the Massachusetts Attorney General to maintain WMECO's Fuel Adjustment Charge (FAC) at its August 1996 level through February 1997. The settlement also provides that WMECO will not seek carrying charges on any deferred fuel costs incurred as a result of
maintaining the FAC at the agreed-upon   level. In accepting the settlement, the
DPU deferred any inquiry into WMECO's fuel expenses, including replacement power fuel expenses related to the Millstone outages.

Liquidity And Capital Resources

Cash provided from operations decreased approximately $9 million in the first nine months of 1996, from 1995, primarily due to higher cash operating expenses related to the nuclear outages, partially offset by higher retail sales and lower income tax payments. Cash used for financing activities decreased approximately $14 million primarily due to lower reacquisitions and retirements of preferred stock and long-term debt and lower payment of cash dividends on common stock in 1996, partially offset by a net decrease in short-term debt. Cash used for investments increased approximately $5 million primarily due to loan repayments from other companies under the NU system Money Pool during 1995, partially offset by lower construction expenditures in 1996.

On October 8, 1996, Moody's Investors Service (Moody's) downgraded the senior securities of WMECO, the Niantic Bay Fuel Trust (NBFT), and CYAPC for the second time since May 1996. Standard & Poor's Rating Group (S&P) downgraded NBFT's senior securities on October 11, 1996. S&P and Moody's also lowered NBFT's commercial paper rating to A-3/P-3, increasing the difficulty for NBFT to market commercial paper. All of WMECO's and NBFT's securities remain on S&P's CreditWatch.

The system companies have taken various actions to ensure that they will have access to adequate cash resources, at reasonable cost, even if the nuclear outages extend significantly longer, or the associated costs are significantly greater, than management currently foresees. These actions have contributed to a net increase in cash for the NU system of approximately $205 million.

On September 13, 1996, WMECO established a facility under which it may sell from time to time, up to $40 million of fractional interests in its billed and unbilled accounts receivable, with limited recourse. This facility has not been used to date.

Under the current revolving credit agreements (the Current Credit Agreements), $342.5 million of short-term borrowing capacity is available to the participating NU system companies. The Current Credit Agreements are scheduled to be decreased to $257 million on November 27, 1996, when one-fourth of the borrowing capacity expires.

NU, The Connecticut Light and Power Company (CL&P), and WMECO expect to enter into a new three-year revolving credit agreement (the New Credit Agreement) in mid-November 1996 with a group of banks. Under the New Credit Agreement, NU will be able to borrow on a revolving basis up to $150 million, CL&P will be able to borrow up to $315 million, and WMECO will be able to borrow up to $150 million, subject to a total borrowing limit of $315 million for all three borrowers.
Once the New Credit Agreement becomes effective, the Current Credit Agreement will be reduced to $57 million. More than $400 million of short-term borrowing capacity will be available in the aggregate to NU, CL&P, and WMECO under: the New Credit Agreement ($315 million); the Current Credit Agreements that will remain in effect after the New Credit Agreement becomes effective ($57 million in the aggregate); and informal uncommitted credit lines with individual banks (approximately $40 million as of November 15, 1996).

In connection with the arrangement of the New Credit Agreement, NU, CL&P, and WMECO received authority from the Securities and Exchange Commission to borrow up to $200 million, $375 million, and $150 million, respectively, on a short-term basis. Those limits are higher than the previous limits of $150 million, $325 million, and $60 million, respectively.

For further information on short-term debt, see WMECO's First Quarter 1996 Form 10-Q and 1995 Form 10-K.



RESULTS OF OPERATIONS


                                               Income Statement Variances
Millions of Dollars                               Increase/(Decrease)

                                   Third                   Year-
                                  Quarter     Percent     to-Date       Percent


Operating revenues                  $(8)        (8)%        $ 2           1%

Fuel, purchased and
   net interchange power              12         58           14          22
Other operation                       (3)        (8)           4           4
Maintenance                            2         13           15          38
Amortization of
  regulatory assets, net              (2)       (66)          (9)        (52)
Federal and state income taxes        (3)       (a)           (1)        (12)
Interest on long-term debt            (1)       (10)          (3)        (12)
Net income                           (14)       (a)          (18)        (60)

(a) Percentage greater than 100

Comparison of the Third Quarter of 1996 with the Third Quarter of 1995


Total operating revenues decreased due to lower fuel recoveries and regulatory decisions. Fuel recoveries decreased approximately $6 million primarily due to the timing of the recovery of lower costs under the company's fuel clause. Revenues related to regulatory decisions decreased approximately $2 million primarily due to lower demand-side-management revenues.

Fuel, purchased, and net interchange power expense increased primarily due to higher 1996 energy costs due to the nuclear outages, partially offset by the timing of the recognition of costs under the company's fuel clause.

Other operation and maintenance expense, net decreased primarily due to higher 1995 costs for demand-side-management programs and a 1995 work stoppage, partially offset by higher costs associated with the nuclear outages ($2 million).

Amortization of regulatory assets, net decreased primarily due to the completion of the amortization of the Millstone 3 unuseful investment as of June 30, 1996.

Federal and state income taxes decreased primarily due to lower book taxable income, partially offset by a one-time tax benefit in 1995 as a result of the expiration of the federal statute of limitations for 1991.

Interest on long-term debt decreased primarily due to lower average 1996 interest rates.


Comparison of the First Nine Months of 1996 with the First Nine Months of 1995

Total operating revenues increased due to higher retail sales, partially offset by regulatory decisions. Retail kilowatt-hour sales increased 3.2 percent ($7 million) primarily due to modest economic growth in 1996. Revenues related to regulatory decisions decreased approximately $4 million primarily due to lower demand-side-management revenues.

Fuel, purchased, and net interchange power expense increased primarily due to higher 1996 outside energy costs due to the nuclear outages, partially offset by the timing of the recognition of costs under the company's fuel clause and lower fossil and nuclear generation.

Other operation and maintenance expense increased primarily due to higher costs associated with the nuclear outages ($20 million, including $8 million of reserves for future costs) and higher office equipment expenses, partially offset by higher 1995 costs for demand-side-management programs, a 1995 work stoppage, and lower 1996 charges from the regional nuclear generating units.

Amortization of regulatory assets, net decreased primarily due to the completion of the amortization of the Millstone 3 phase-in and unuseful investment as of June 30, 1995 and 1996, respectively.

Federal and state income taxes decreased primarily due to lower 1996 book taxable income, partially offset by tax benefits from a favorable tax ruling recognized during the first quarter of 1995, and the expiration of the federal statute of limitations for 1991, recognized during the third quarter of 1995.

Interest on long-term debt decreased primarily due to lower average 1996 interest rates.



                          PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION


1. The NRC's Office of Investigations (OI) has been examining various matters at Millstone and CY, including but not limited to procedural and technical compliance matters and employee concerns. One of these matters has been referred, and others may be referred, to the Office of the U. S. Attorney for the District of Connecticut (U. S. Attorney) for possible criminal prosecution. The referred matter concerns full core off-load procedures and related matters at Millstone. The U.S. Attorney is also reviewing possible criminal violations arising out of certain of NU's other activities at Millstone and CY, including the 1996 nuclear workforce reduction.

     The U. S. Attorney, together with the U. S. Environmental Protection Agency and the Connecticut Attorney General, is also investigating possible criminal violations of federal and state environmental laws at certain NU facilities, including Millstone.

     Management does not believe that any system company or officer has engaged in conduct that would warrant a federal criminal prosecution. NU intends to fully cooperate with the OI and the U.S. Attorney in their ongoing investigations.

     For more information regarding the full core off-load matter, see "Part II. Other Information" in WMECO's Form 10-Q for the quarter ended March 31, 1996. For more information regarding NU's 1996 nuclear workforce reduction and the
NRC's review thereof, see WMECO's 1995 Form 10-K.   For more information
regarding the investigation of environmental matters at Millstone, see "Part II. Other Information" in WMECO's Form 10-Q for the quarter ended June 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:


      Exhibit Number          Description


            27                Financial Data Schedule

(b)   Reports on Form 8-K:

1.   WMECO filed a Form 8-K dated September 3, 1996 disclosing:

       * A Connecticut court ruled that the Town of Haddam had over-assessed the CY nuclear power plant.

       * NU appointed Bruce Kenyon as President and CEO of NU's nuclear operations and Mr. Kenyon is in the process of implementing a nuclear management reorganization.

          NU's three Millstone units continue to be out of service and management is continuing its efforts to bring the units on-line.

       * Moody's Investor Service has placed all of WMECO's securities under review for possible downgrades.







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                                   Registrant





Date  November 12, 1996       By:  /s/ Bernard M. Fox

                                       Bernard M. Fox
                                       Chairman and Director



Date  November 12, 1996       By:  /s/ John J. Roman

                                       John J. Roman
                                       Vice President and Controller