Form 10-Q
period 1997-03-31
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1997-05-14
CIK 106170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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

174 BRUSH HILL AVENUE, WEST             SPRINGFIELD, MASSACHUSETTS
                                       1
01090-0010 (Address of principal executive offices)                (Zip Code)

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

                     Class                         Outstanding at April 30, 1997

        Common Shares, $25.00 par value                    1,072,471 shares





                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                               TABLE OF CONTENTS



                                                              Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Balance Sheets - March 31, 1997 and
        December 31, 1996                                        2

        Statements of Income - Three Months
        Ended March 31, 1997 and 1996                            4

        Statements of Cash Flows - Three Months Ended
       March 31, 1997 and 1996                                   5

        Notes to Financial Statements                            6

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
               and Results of Operations                        12

Part II.    Other Information

     Item 1.     Legal Proceedings                              17


     Item 5.     Other Information                              17

     Item 6.     Exhibits and Reports on Form 8-K               18

Signatures                                                      19





                             PART I.    FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                                      March 31,    December 31,
                                                         1997          1996
                                                    -------------  ------------
                                                      (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric........................................  $  1,261,681   $ 1,257,097


Less: Accumulated provision for depreciation......       514,412       503,989
                                                    -------------  ------------
                                                         747,269       753,108
  Construction work in progress...................        16,640        15,968
  Nuclear fuel, net...............................        30,470        30,296
                                                    -------------  ------------
      Total net utility plant.....................       794,379       799,372
                                                    -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market.......        86,720        83,611
  Investments in regional nuclear generating
   companies, at equity...........................        15,845        15,448
  Other, at cost..................................         4,369         4,367
                                                    -------------  ------------
                                                         106,934       103,426
                                                    -------------  ------------
Current Assets:
  Cash............................................            47            67
  Receivables, net (Note 5).......................        37,911        40,168
  Accounts receivable from affiliated companies...         3,411         3,525
  Accrued utility revenues (Note 5)...............        11,280        12,394
  Fuel, materials, and supplies, at average cost..         5,137         5,317
  Recoverable energy costs, net--current portion..        16,770           576
  Prepayments and other...........................        13,590        11,686
                                                    -------------  ------------
                                                          88,146        73,733
                                                    -------------  ------------

Deferred Charges:
  Regulatory assets:
   Income taxes, net..............................        67,542        71,519
   Unrecovered contractual obligations (Note 2)...        79,651        84,598
   Recoverable energy costs.......................          -           17,510
   Other..........................................        34,814        37,225
  Unamortized debt expense........................         1,785         1,866
  Other...........................................           510           888
                                                    -------------  ------------
                                                         184,302       213,606
                                                    -------------  ------------




      Total Assets................................  $  1,173,761   $ 1,190,137
                                                    =============  ============

See accompanying notes to financial statements.





BALANCE SHEETS
(Unaudited)

                                                      March 31,    December 31,
                                                         1997          1996
                                                    -------------  ------------
                                                       (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares..... $     26,812   $    26,812
  Capital surplus, paid in.........................      150,976       150,911
  Retained earnings................................       79,413        97,045
                                                    -------------  ------------
           Total common stockholder's equity.......      257,201       274,768
  Preferred stock not subject to mandatory redemption.    20,000        20,000
  Preferred stock subject to mandatory redemption.        19,500        21,000
  Long-term debt..................................       325,443       334,742
                                                    -------------  ------------
           Total capitalization...................       622,144       650,510
                                                    -------------  ------------
Obligations Under Capital Leases..................        29,460        29,269
                                                    -------------  ------------
Current Liabilities:
  Notes payable to banks..........................        15,000          -
  Notes payable to affiliated company.............        75,900        47,400
  Long-term debt and preferred stock--current
   portion........................................        11,300        14,700
  Obligations under capital leases--current
   portion........................................         2,965         2,965
  Accounts payable................................        15,959        26,698
  Accounts payable to affiliated companies........        15,550        20,256
  Accrued taxes...................................         7,581           881
  Accrued interest................................         4,266         5,643
  Nuclear compliance..............................         6,550        11,800
  Other...........................................         3,178         4,754
                                                    -------------  ------------
                                                         158,249       135,097
                                                    -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes...............       237,168       245,253
  Accumulated deferred investment tax credits.....        25,200        24,833
  Deferred contractual obligations................        79,651        84,598
  Other...........................................        21,889        20,577
                                                    -------------  ------------
                                                         363,908       375,261
                                                    -------------  ------------




Commitments and Contingencies (Note 6)


                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,173,761   $ 1,190,137
                                                            =============  ============

See accompanying notes to financial statements.






STATEMENTS OF INCOME
(Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                         1997         1996
                                                     -----------  -----------
                                                      (Thousands of Dollars)

Operating Revenues.................................  $  106,054   $  114,797
                                                     -----------  -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....      40,974       25,820
     Other.........................................      26,683       41,226
  Maintenance......................................      16,485        9,616
  Depreciation.....................................      10,182        9,785
  Amortization of regulatory assets................       1,615        3,018
  Federal and state income taxes...................         793        6,085
  Taxes other than income taxes....................       5,457        5,555
                                                     -----------  -----------
        Total operating expenses...................     102,189      101,105
                                                     -----------  -----------
Operating Income...................................       3,865       13,692
                                                     -----------  -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies......................................         493          500
  Other, net.......................................         570          (87)
  Income taxes.....................................          72          178
                                                     -----------  -----------
        Other income, net..........................        1,135          591
                                                     -----------  -----------
        Income before interest charges.............       5,000       14,283
                                                     -----------  -----------


Interest Charges:
  Interest on long-term debt.......................       5,973        5,979
  Other interest...................................         870          195
                                                     -----------  -----------
        Interest charges, net......................       6,843        6,174
                                                     -----------  -----------


Net (Loss) Income..................................  $   (1,843)  $    8,109
                                                     ===========  ===========





See accompanying notes to financial statements.






STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                           1997        1996
                                                       ----------- -----------
                                                        (Thousands of Dollars)
Operating Activities:
  Net (Loss)Income.................................... $   (1,843) $    8,109
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation......................................     10,182       9,785
    Deferred income taxes and investment tax credits, net   1,252      (3,234)
    Recoverable energy costs, net of amortization........   1,316       2,527
    Deferred nuclear refueling outage, net of amortization  2,206      (3,000)
    Nuclear compliance, net............................... (5,250)      7,105
    Other sources of cash.................................  3,776      10,059
    Other uses of cash.................................... (5,791)     (2,790)
  Changes in working capital:
    Receivables and accrued utility revenues..............  3,485          77
    Fuel, materials, and supplies.........................    180        (120)
    Accounts payable......................................(15,445)     (7,487)
    Accrued taxes.........................................  6,700       8,875
    Other working capital (excludes cash)................. (4,857)         (2)
                                                       ----------- -----------
Net cash flows (used for) from operating activities....    (4,089)     29,904
                                                       ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt..........     43,500     (11,000)
  Reacquisitions and retirements of long-term debt....    (14,700)       -
  Reacquisitions and retirements of preferred stock...          0      (1,500)
  Cash dividends on preferred stock...................       (785)     (1,224)
  Cash dividends on common stock......................    (15,004)     (8,987)
                                                       ----------- -----------
Net cash flows from (used for) financing activities...     13,011     (22,711)
                                                       ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant............................     (6,056)     (4,731)
    Nuclear fuel......................................        (30)         (3)
                                                       ----------- -----------
  Net cash flows used for investments in plant........     (6,086)     (4,734)
  Investments in nuclear decommissioning trusts.......     (2,455)     (2,231)
  Other investment activities, net....................       (401)       (333)
                                                       ----------- -----------
Net cash flows used for investments...................     (8,942)     (7,298)
                                                       ----------- -----------
Net Decrease In Cash For The Period...................        (20)       (105)
Cash - beginning of period............................         67         202
                                                       ----------- -----------
Cash - end of period.................................. $       47  $       97
                                                       =========== ===========

See accompanying notes to financial statements.




                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Western Massachusetts Electric Company (the company or WMECO) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), and the company's Form 8-K dated April 11, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in
          Note 6A. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly-owned subsidiaries: The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), WMECO, and Holyoke Water Power Company. A fifth wholly-owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

               The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS 129 will be effective for 1997 year-end reporting. Management believes that the implementation of SFAS 129 will not have a material impact on WMECO's financial position or its results of operations.

          For information regarding the adoption of new accounting standards, see Note 5, "Sale of Customer Receivables" and Note 6B, "Commitments and Contingencies - Environmental Matters," in this Form 10-Q and WMECO's 1996 Form 10-K.

      C.  Regulatory Accounting and Assets

          The accounting policies of WMECO and the accompanying financial statements conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of SFAS 71 "Accounting for the Effects of Certain Types of Regulation." Recently, the Securities and Exchange Commission (SEC) has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from FASB's Emerging Issues Task Force in the near future.

          While there are restructuring initiatives pending in the NU system companies' respective jurisdictions, WMECO is not yet subject to a transition plan. Management continues to believe that its use of SFAS 71 accounting is appropriate.

          For additional information regarding regulatory accounting and assets, see WMECO's 1996 Form 10-K.

2.   CONNECTICUT YANKEE ATOMIC POWER COMPANY (CY)

     CY, in which WMECO has a 9.5 percent ownership interest, owns a nuclear-powered electric generating plant, which was taken out of service on July 22, 1996. On December 4, 1996, the board of directors of CY voted unanimously to cease permanently the production of power at the plant. In late December 1996, CY filed amendments to its power contracts with the Federal Energy Regulatory Commission (FERC) to clarify any obligations of its purchasing utilities, including WMECO. This filing estimated the unrecovered obligations, including the funding of decommissioning, to be approximately $762.8 million.

     On February 27, 1997, FERC approved an order for hearing which, among other things, accepted CY's contract amendments for filing and suspended the new rates for a nominal period. The new rates became effective March 1, 1997, subject to refund. At March 31, 1997, WMECO's share of the CY unrecovered contractual obligation, which has also been recorded as a regulatory asset, was $68.4 million.

     For further information regarding CY, see WMECO's 1996 Form 10-K.

3.   SHORT-TERM DEBT

     On April 11, 1997, NU, CL&P and WMECO entered into an interim financing arrangement which waives certain financial covenants under an earlier revolving credit agreement with a group of banks and requires the companies to effect certain amendments to the agreement. For further information regarding this interim financing arrangement see WMECO's Form 8-K dated April 11, 1997 and WMECO's 1996 Form 10-K.

4.   CAPITALIZATION

     Rocky River Realty Company (RRR): On April 17, 1997, the holders of $38.4 million of RRR's notes elected to have RRR repurchase the notes at par. RRR is obligated to find an alternate purchaser for the notes by approximately July 1, 1997 and has 60 more days to consummate the repurchase should a purchaser be found. For additional information regarding RRR's obligations, see WMECO's 1996 Form 10-K.

     Downgrade Event: On April 28, 1997, Moody's Investors Services announced that it was downgrading both CL&P's and WMECO's first mortgage bonds from their "Baa3" rating to a "Ba1" rating. This rating change has placed CL&P's and WMECO's first mortgage bonds in Moody's below investment grade category.

5.   SALE OF CUSTOMER RECEIVABLES

     WMECO has entered into an agreement to sell up to $40 million of eligible customer billed and unbilled accounts receivable. As of March 31, 1997, WMECO had sold approximately $15 million of its accounts receivable under its sales agreement.

     The FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS 125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing. At present, WMECO is required to record the sales of its customer accounts receivable as secured short-term borrowings. WMECO is currently in the process of restructuring its accounts receivable sales agreement so that WMECO may treat this transaction as a sale as permitted under SFAS 125.

     For additional information regarding WMECO's sales of customer receivables, see WMECO's 1996 Form 10-K.


6.   COMMITMENTS AND CONTINGENCIES

     A.   Nuclear Performance

          Millstone: WMECO has a 19-percent ownership interest in Millstone 1 and 2 and a 12.24-percent ownership interest in Millstone 3.
          Millstone units 1, 2, and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

          Millstone 3 has been designated as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the work on the restart of Millstone 1 will be reduced until late in 1997 then the full work effort will be resumed.

          Management believes that Millstone 3 will be ready for restart around the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission (NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit is ready for restart by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

          Based on a recent review of the work efforts and budgets, management believes that the overall 1997 nuclear spending levels - both nuclear operations and maintenance (O&M) expenditures and associated support services and capital expenditures - will be approximately the same as previously estimated. However, 1997 nuclear O&M expenditures and related support services are expected to increase slightly, while 1997 capital expenditures are expected to decrease. Management also believes that it is possible that 1997 nuclear spending will increase somewhat as the detailed work needed to restore the units to service progresses.

          The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

          WMECO expensed approximately $17 million of non-fuel nuclear operation and maintenance costs in the first quarter of 1997. An additional $5.3 million was expended in the first quarter of 1997 and charged against the reserve established in 1996. The balance of the reserve at March 31, 1997 was $7 million.

          Replacement power costs incurred by WMECO which are attributable to the Millstone outages averaged approximately $6 million per month during the first quarter of 1997, and are projected to average approximately $5 million per month for the remainder of 1997.

          Maine Yankee Atomic Power Company (MY): MY owns a nuclear-powered electric generating unit which has been out of service since December 6, 1996 and is currently on the NRC's watch list. MY is projected to incur substantially increased costs over the balance of 1997 while the unit is not operating. The owners of MY are evaluating a range of options with respect to MY's future operations. WMECO's monthly replacement power costs attributable to MY being out of service are projected to average approximately $200 thousand.

          For further information regarding nuclear performance, see the MD&A in this Form 10-Q and WMECO's 1996 Form 10-K.

     B.   Environmental Matters

          In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring, and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. The adoption of the SOP resulted in a $450 thousand increase to WMECO's environmental reserve.

          At March 31, 1997, WMECO's net liability for its estimated remediation costs, excluding recoveries from insurance companies and other third parties was approximately $1.9 million, which management has determined to be the most probable amount within a range of $1.9 million to $4.2 million.

          For additional information regarding environmental matters, see WMECO's 1996 Form 10-K.

     C.   Nuclear Insurance Contingencies

          Insurance has been purchased to cover the primary cost of repair, replacement or decontamination of utility property resulting from insured occurrences. WMECO is subject to retroactive assessments if losses exceed the accumulated funds available to the insurer. Based on the most recent renewal, the maximum potential assessment against the NU system with respect to losses arising during the current policy year is approximately $2.7 million under the primary property insurance program.

          For additional information regarding nuclear insurance contingencies, see WMECO's 1996 Form 10-K.

      D.  Construction Program

          The construction program is subject to periodic review and revision by management. As a result of the most recent capital program review, management has decreased the construction program forecast for 1997 expenditures from $37 million to $31 million.

          For information regarding WMECO's construction program, see WMECO's 1996 Form 10-K.

      E.  Long-Term Contractual Arrangements

          For information regarding long-term contractual arrangements, see WMECO's 1996 Form 10-K.


                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Western Massachusetts Electric Company's (WMECO or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with WMECO's financial statements and footnotes in this Form 10-Q, the 1996 Form 10-K and the Form 8-K dated April 11, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a significant negative impact on WMECO's earnings. WMECO had a net loss of approximately $1.8 million in the first quarter of 1997 compared to net income of $8.1 million in the first quarter of 1996. The first quarter loss was primarily attributable to replacement-power expenditures for the Millstone units in the first quarter of 1997. In 1996, two of the Millstone units were operating for some part of the first quarter. First quarter 1997 earnings were also negatively affected by a much milder winter. Retail kilowatt-hour sales for the quarter decreased 4.6 percent from 1996. Although nuclear operation and maintenance spending was higher in 1997, this impact was offset by reserves for nuclear expenditures recognized in 1996.

In 1997, while all three units are out of service, WMECO expects to operate on a roughly break-even basis. Monthly replacement-power costs for WMECO attributable to the Millstone outages averaged approximately $6 million during the first quarter, and are projected to average approximately $5 million for the remainder of 1997. The higher replacement-power costs in the first quarter were due primarily to higher fuel prices.

Millstone Outages

WMECO has a 19-percent ownership interest in Millstone units 1 and 2, and a 12.24-percent ownership interest in Millstone 3. Millstone units 1, 2, and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

Millstone 3 has been designated as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the work on the restart of Millstone 1 will be reduced until late in 1997 when the full work effort will be resumed.

Management believes that Millstone 3 will be ready for restart around the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission
(NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit is ready for restart by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

Based on a recent review of the work efforts and budgets, management believes that the overall 1997 nuclear spending levels - both nuclear operations and maintenance (O&M) expenditures and associated support services and capital expenditures - will be approximately the same as previously estimated. However, 1997 nuclear O&M expenditures and related support services are expected to increase slightly, while 1997 capital expenditures are expected to decrease. Management also believes that it is possible that 1997 nuclear spending will increase somewhat as the detailed work needed to restore the units to service progresses.

Although 1998 nuclear operating budgets have not been established at this time, management believes that the nuclear spending levels at Millstone will be reduced considerably from 1997 levels, although they will be higher than before the station was placed on the NRC's Watch List. The actual level of 1998 spending will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

For further information on the current Millstone outages, see WMECO's 1996 Form 10-K.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position. WMECO anticipates spending approximately $12 million for additional capacity-related costs in 1997, of which $7 million is expected to be expensed. The projected 1997 capacity-related expenditures have increased from previous estimates due to additional improvements to existing fossil units and WMECO's estimated share of costs to reactivate generating units in New England. As of March 31, 1997, WMECO spent approximately $4 million to ensure adequate generating capacity, of which $1 million was expensed.

WMECO has a 3 percent ownership interest in the Maine Yankee nuclear generating facility (MY). MY is projected to incur substantially increased costs over the balance of 1997 while the unit is not operating. The owners of MY are evaluating a range of options with respect to MY's future operations. WMECO's monthly replacement-power costs while MY is out of service are not projected to be significant.

For further information on capacity-related issues and MY, see WMECO's 1996 Form 10-K.

Liquidity And Capital Resources

Cash provided from operations decreased approximately $34 million in the first quarter of 1997, from 1996, primarily due to higher 1997 cash operating costs related to the Millstone outages and the pay down of the 1996 year end accounts payable balance. The year end accounts payable balance was relatively high due to costs related to a severe December storm and costs associated with the Millstone outages that had been incurred but not yet paid by the end of 1996. Net cash from financing activities increased approximately $36 million primarily due to an increase in short-term debt. The increase in short-term debt includes the use of $15 million of the accounts receivable facility established in 1996. Net cash from financing activities was also impacted by higher reacquisitions and retirements of long-term debt and higher payments of cash dividends on common stock. Cash used for investments increased approximately $2 million primarily due to higher 1997 construction expenditures.

WMECO expects to issue $60 million of first mortgage bonds in May 1997. The proceeds will be used to repay a portion of outstanding short-term debt. The short-term debt has been incurred for general working capital purposes, including costs associated with the current outages at Millstone, bond maturities and preferred stock redemptions.

On April 11, 1997, NU, The Connecticut Light and Power Company (CL&P) and WMECO entered into an interim financing arrangement which waives certain financial covenants under an earlier revolving credit agreement with a group of banks and requires the companies to effect certain amendments to the agreement. For further information on the interim arrangement, see WMECO's 1996 Form 10-K and WMECO's Form 8-K dated April 11, 1997.

On April 17, 1997, the holders of $38 million of notes issued by NU's real estate company (Rocky River Realty Company or RRR) required RRR to repurchase the notes. RRR is currently investigating alternatives to refinance the notes. For further information on the RRRs' notes, see WMECO's 1996 Form 10-K.

In April 1997, Moody's Investors Services (Moody's) downgraded most of the securities ratings of CL&P and WMECO because of the extended Millstone outages. As a result, all NU system securities are currently rated below investment grade by Moody's. Moody's is no longer reviewing CL&P and WMECO for further downgrades, however, NU, Public Service Company of New Hampshire (PSNH) and North Atlantic Energy Corporation (NAEC) remain under review. This action will adversely affect the availability and cost of funds for the NU system companies.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO have any agreements containing cross defaults based on events or occurrences involving NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC have any agreements containing cross defaults based on events or occurrences involving NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to the financial markets.

For information on WMECO's construction programs, see the Notes to Financial Statements, Note 6D, in this Form 10-Q.

Restructuring - Potential Accounting Impacts

WMECO follows accounting principles in accordance with Statement of Financial Accounting Standards (SFAS 71) "Accounting for the Effects of Certain Types of Regulation," which allows the economic effects of rate regulation to be reflected. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from the Financial Accounting Standards Board's Emerging Issues Task Force in the near future. While there are restructuring initiatives pending in Massachusetts, WMECO is not yet subject to transition plans. Management continues to believe that the application of SFAS 71 accounting is appropriate.

For further information on restructuring, see WMECO's 1996 Form 10-K.

RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                  Millions of Dollars

                                                     First
                                                    Quarter            Percent


Operating revenues                                    $(9)               (8)%

Fuel, purchased and net
  interchange power                                    15                 59
Other operation                                       (15)               (35)
Maintenance                                             7                 71
Federal and state income taxes                         (5)               (88)

Net income                                            (10)                (a)

(a) Percentage greater than 100



Comparison of the First Quarter of 1997 to the First Quarter of 1996


Total operating revenues decreased in 1997, primarily due to lower fuel recoveries and lower retail sales. Fuel recoveries decreased $5 million primarily due lower recoveries under the company's fuel clause. Retail sales decreased 4.6 percent ($4 million) primarily due to milder weather in 1997.

Fuel, purchased, and net interchange power expense increased in 1997, primarily due to higher replacement-power cost in 1997 due to the nuclear outages.

Other operation and maintenance expense decreased in 1997. The major factors were the recognition nuclear reserves in the first quarter of 1996 ($7 million) and spending against these reserves in 1997 ($5 million); and lower conservation expenses in 1997 ($4 million), partially offset by higher costs in 1997 associated with the Millstone outages ($9 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


1. The Connecticut Department of Environmental Protection has referred to the Connecticut Attorney General a series of alleged environmental violations at Millstone for a possible civil penalty action. Management does not believe that this action will have a material adverse impact on the NU company.

     For additional information regarding a criminal investigation related to this matter, see "Item 3 - Legal Proceedings" in WMECO's 1996 Form 10-K.

2. On May 9, 1997, the Town of Haddam (Town) and CY reached an agreement regarding the repayment of property taxes due CY for the tax years beginning October 1, 1991 through October 1, 1995. The Town will repay to CY an amount totaling $13,990,000 which is inclusive of taxes and interest for those years. As part of this negotiated settlement, the Town has paid CY $2,000,000 and may bond all or part of the remaining $11,990,000. This settlement results from the decision of a Connecticut court on September 5, 1996 in which the court found that the Town had overassessed the property owned by CY.

     For additional information regarding this matter, see "Item 3 - Legal Proceedings" in WMECO's 1996 Form 10-K.

ITEM 5.   OTHER INFORMATION

1. In March 1997, an additional Section 2.206 petition was filed with the NRC. The petition seeks enforcement action and the placement of certain restrictions on the decommissioning activities at the CY nuclear power plant. Specifically, the petitioners requested that the NRC issue a civil monetary penalty to assure compliance with radiation protection requirements, and that CY's license be modified to prohibit any decommissioning activities for a six month period following any radiological contamination event. In addition, petitioners requested that CY be placed on the NRC's "watch list." Management is currently evaluating whether and how to respond to this petition.

     For additional information relating to other Section 2.206 petitions, see "Item 3 - Legal Proceedings" in WMECO's 1996 Form 10-K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


            27                     Financial Data Schedule

(b)   Report on Form 8-K:

      1. WMECO filed a Form 8-K dated April 11, 1997 disclosing that NU, CL&P, and WMECO had entered into an interim arrangement that waives certain financial covenants and requires the restructuring of the revolving credit agreement that the three companies had entered into in November 1996.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                                   Registrant





Date   May 9, 1997            By:  /s/ John H. Forsgren
                                       John H. Forsgren
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Director



Date   May 9, 1997            By:  /s/   John J. Roman
                                         John J. Roman
                                         Vice President and Controller