Form 10-Q
period 1997-06-30
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1997-08-14
CIK 106170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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

                     Class                          Outstanding at July 31, 1997

        Common Shares, $25.00 par value                    1,072,471 shares





             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                               TABLE OF CONTENTS



                                                                        Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1997 and
        December 31, 1996                                                    2

        Consolidated Statements of Income - Three Months
        and Six Months Ended June 30, 1997 and 1996                          4

        Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1997 and 1996                                         5

        Notes to Consolidated Financial Statements                           6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                    12

Part II.    Other Information

     Item 1.   Legal Proceedings                                            19

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                             19

     Item 5.     Other Information                                          20

     Item 6.     Exhibits and Reports on Form 8-K                           20

Signatures                                                                  21




                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,    December 31,
                                                                 1997          1996
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,266,012   $ 1,257,097

     Less: Accumulated provision for depreciation.........       524,693       503,989
                                                            -------------  ------------
                                                                 741,319       753,108
  Construction work in progress...........................        17,331        15,968
  Nuclear fuel, net.......................................        30,613        30,296
                                                            -------------  ------------
      Total net utility plant.............................       789,263       799,372
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............        91,077        83,611
  Investments in regional nuclear generating
   companies, at equity...................................        16,160        15,448
  Other, at cost..........................................         4,870         4,367
                                                            -------------  ------------
                                                                 112,107       103,426
                                                            -------------  ------------
Current Assets:
  Cash and cash equivalents (Note 1D).....................        17,462            67
  Receivables, net (Note 4)...............................         2,263        40,168
  Accounts receivable from affiliated companies...........         3,360         3,525
  Taxes receivable........................................         6,688         1,778
  Accrued utility revenues (Note 4).......................            27        12,394
  Fuel, materials, and supplies, at average cost..........         6,163         5,317
  Recoverable energy costs, net--current portion..........          -              576
  Prepayments and other...................................        16,363        11,686
                                                            -------------  ------------
                                                                  52,326        75,511
                                                            -------------  ------------

Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        67,382        71,519
   Unrecovered contractual obligations....................        75,101        84,598
   Recoverable energy costs...............................        12,678        17,510
   Other..................................................        32,834        37,225
  Unamortized debt expense................................         2,161         1,866
  Other...................................................           453           888
                                                            -------------  ------------
                                                                 190,609       213,606
                                                            -------------  ------------


      Total Assets........................................  $  1,144,305   $ 1,191,915
                                                            =============  ============

See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,    December 31,
                                                                 1997          1996
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       151,041       150,911
  Retained earnings.......................................        63,770        97,045
                                                            -------------  ------------
           Total common stockholder's equity..............       241,623       274,768
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        19,500        21,000
  Long-term debt..........................................       325,964       334,742
                                                            -------------  ------------
           Total capitalization...........................       607,087       650,510
                                                            -------------  ------------
Obligations Under Capital Leases..........................        29,606        29,269
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        45,000          -
  Notes payable to affiliated company.....................        33,100        47,400
  Long-term debt and preferred stock--current
   portion................................................        11,300        14,700
  Obligations under capital leases--current
   portion................................................         2,972         2,965
  Accounts payable........................................        16,113        26,698
  Accounts payable to affiliated companies................        15,722        20,256
  Accrued taxes...........................................           398         2,659
  Accrued interest........................................         5,579         5,643
  Nuclear compliance......................................        12,090        11,800
  Other...................................................         3,396         4,754
                                                            -------------  ------------
                                                                 145,670       136,875
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       241,240       245,253
  Accumulated deferred investment tax credits.............        24,099        24,833
  Deferred contractual obligations........................        75,101        84,598
  Other...................................................        21,502        20,577
                                                            -------------  ------------
                                                                 361,942       375,261
                                                            -------------  ------------



Commitments and Contingencies (Note 5)


                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,144,305   $ 1,191,915
                                                            =============  ============

See accompanying notes to consolidated financial statements.






WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                -------------------  -------------------
                                                   1997      1996       1997      1996
                                                --------- ---------  --------- ---------
                                                           (Thousands of Dollars)

Operating Revenues............................. $104,130  $102,602   $210,184  $217,399
                                                --------- ---------  --------- ---------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   34,759    20,777     75,733    46,597
     Other.....................................   46,780    34,062     73,463    75,288
  Maintenance..................................   24,868    15,598     41,353    25,214
  Depreciation.................................    9,647     9,852     19,829    19,637
  Amortization of regulatory assets............    1,610     4,117      3,225     7,135
  Federal and state income taxes...............  (10,151)    4,111     (9,358)   10,196
  Taxes other than income taxes................    4,777     4,708     10,234    10,263
                                                --------- ---------  --------- ---------
        Total operating expenses...............  112,290    93,225    214,479   194,330
                                                --------- ---------  --------- ---------
Operating (Loss) Income........................   (8,160)    9,377     (4,295)   23,069
                                                --------- ---------  --------- ---------

Other Income:
  Equity in earnings of regional nuclear
    generating companies.......................      359       533        852     1,033
  Other, net...................................     (213)      302        357       215
  Income taxes.................................      630      (120)       702        58
                                                --------- ---------  --------- ---------
        Other income, net......................      776       715      1,911     1,306
                                                --------- ---------  --------- ---------
        (Loss) Income before interest charges..   (7,384)   10,092     (2,384)   24,375
                                                --------- ---------  --------- ---------


Interest Charges:
  Interest on long-term debt...................    6,001     6,017     11,974    11,996
  Other interest...............................    1,473        59      2,343       254
                                                --------- ---------  --------- ---------
        Interest charges, net..................    7,474     6,076     14,317    12,250
                                                --------- ---------  --------- ---------


Net (Loss) Income.............................. $(14,858) $  4,016   $(16,701) $ 12,125
                                                ========= =========  ========= =========






See accompanying notes to consolidated financial statements.




  WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net(Loss)Income........................................... $  (16,701) $   12,125
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     19,829      19,637
    Deferred income taxes and investment tax credits, net...     (3,562)     (6,082)
    Recoverable energy costs, net of amortization...........      5,408      (1,724)
    Deferred nuclear refueling outage, net of amortization..      4,411       3,551
    Nuclear compliance, net.................................        290       8,991
    Other sources of cash...................................      9,222      11,348
    Other uses of cash......................................     (3,332)     (5,766)
  Changes in working capital:
    Receivables and accrued utility revenues................     50,437         937
    Fuel, materials, and supplies...........................       (846)       (214)
    Accounts payable........................................    (15,119)     (2,572)
    Accrued taxes...........................................     (2,261)     10,118
    Other working capital (excludes cash)...................    (11,010)     (1,340)
                                                             ----------- -----------
Net cash flows from operating activities....................     36,766      49,009
                                                             ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt................     30,700     (21,050)
  Reacquisitions and retirements of long-term debt..........    (14,700)       -
  Reacquisitions and retirements of preferred stock.........       -         (1,500)
  Cash dividends on preferred stock.........................     (1,570)     (2,424)
  Cash dividends on common stock............................    (15,004)     (8,987)
                                                             ----------- -----------
Net cash flows used for financing activities................       (574)    (33,961)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (12,816)    (10,358)
    Nuclear fuel............................................        (23)        554
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (12,839)     (9,804)
  Investments in nuclear decommissioning trusts.............     (4,743)     (4,915)
  Other investment activities, net..........................     (1,215)       (408)
                                                             ----------- -----------
Net cash flows used for investments.........................    (18,797)    (15,127)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............     17,395         (79)
Cash and cash equivalents- beginning of period..............         67         202
                                                             ----------- -----------
Cash and cash equivalents- end of period.................... $   17,462  $      123
                                                             =========== ===========

See accompanying notes to consolidated financial statements.





             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Western Massachusetts Electric Company (the company or WMECO) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarter ended March 31, 1997, and the company's Form 8-Ks dated June 27, 1997 and July 22, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in Note 5B. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries: The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), WMECO, and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

               The Financial Accounting Standards Board (FASB) issued two new accounting standards during June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and disclosure of comprehensive income. SFAS 131 determines the standards for reporting and disclosing qualitative and quantitative information about a company's operating segments. Both SFAS 130 and SFAS 131 will be effective in 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on WMECO's financial position or its results of operations.

          For additional information regarding the adoption of new accounting standards, see Note 4, "Sale of Customer Receivables and Accrued Utility Revenues" in this Form 10-Q, WMECO's Form 10-Q for the quarter ended March 31, 1997 and WMECO's 1996 Form 10-K.

      C.  Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see WMECO's Form 10-Q for the quarter ended March 31, 1997 and WMECO's 1996 Form 10-K.

      D.  Cash and Cash Equivalents

               At June 30, 1997, cash and cash equivalents included approximately $15 million of investment in securities resulting from WMECO's sale of accounts receivable and accrued utility revenues. For further information on the sale of accounts receivable and accrued utility revenues, see Note 4 of this Form 10-Q.

2.   SHORT-TERM DEBT

     In November 1996, NU, CL&P and WMECO entered into a three-year revolving credit agreement (New Credit Agreement) with a group of 12 banks. Access to the New Credit Agreement is contingent upon certain financial tests being met. On May 30, 1997, NU entered into a First Amendment and Waiver, amending the New Credit Agreement. Interest coverage and common equity ratios were revised to enable the companies to meet certain financial tests. CL&P and WMECO are able to borrow up to $225 million and $90 million, respectively, which amounts are secured by a like principal amount of their respective first mortgage bonds. The NU parent company, which as a holding company cannot issue first mortgage bonds, will be able to borrow up to $50 million if CL&P, WMECO, and NU consolidated financial statements meet certain interest coverage tests for two consecutive quarters. No more than $313.75 million may be borrowed by all companies collectively at any one time.

     For additional information regarding short-term debt, see the MD&A in this Form 10-Q, WMECO's Form 10-Q for the quarter ended March 31, 1997, and WMECO's 1996 Form 10-K.

3.   CAPITALIZATION

     Bonds: On July 31, 1997, WMECO issued $60 million of First Mortgage Bonds, 1997 Series B (WMECO 1997 Series B Bonds). The WMECO 1997 Series B Bonds bear interest at an annual rate of 7.375% and will mature on July 1, 2001.

     Rocky River Realty Company (RRR): In April 1997, the holders of approximately $38 million of RRR notes elected to have RRR repurchase the notes at par. On July 1, 1997, RRR received commitments from alternative purchasers to purchase approximately $12 million of the notes that RRR had been required to repurchase. On July 30, 1997, approximately $6 million of the $12 million was purchased by an alternative purchaser. The remaining $6 million of notes are expected to be purchased by another purchaser by September 2, 1997.

     RRR repurchased the remaining $26 million of the notes on July 14, 1997.

     For additional information on these and other matters related to WMECO's capitalization, see the MD&A in this Form 10-Q, WMECO's Form 10-Q for the quarter ended March 31, 1997, WMECO's Form 8-K dated June 27, 1997 and WMECO's 1996 Form 10-K.

4.   SALE OF CUSTOMER RECEIVABLES AND ACCRUED UTILITY REVENUES

     During 1996, WMECO entered into an agreement to sell up to $40 million of its eligible customer receivables and accrued utility revenues. As of June 30, 1997, WMECO had sold approximately $28 million of its accounts receivable under its sales agreements.

     The FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS 125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing.

     During May 1997, WMECO completed the process of restructuring its sales agreement to comply with the requirements of SFAS 125 so that the transactions occurring under the agreement are accounted for as sales and not secured borrowings. As part of meeting the requirements, WMECO established a single-purpose, wholly owned subsidiary, WMECO Receivables Corporation (WRC). WRC's sole purpose is to purchase receivables from WMECO and periodically resell undivided ownership interests in those receivables to a third party purchaser. As collections reduce previously sold undivided interests, new receivables may be sold. All receivables transferred to WRC become assets owned by WRC.

     At June 30, 1997, $28 million of receivables had been sold by WRC to a third party purchaser. The agreement provides for a formula based loss reserve in which additional customer receivables may be assigned to the third party purchaser for bad debt. The third party purchaser absorbs the excess amount in the event that actual loss experience exceeds the loss reserve. At June 30, 1997, approximately $6.9 million of assets had been designated as collateral to the third party purchaser.

     For additional information regarding WMECO's sale of customer receivables and accrued utility revenues, see the MD&A in this Form 10-Q, WMECO's Form 10-Q for the quarter ended March 31, 1997 and WMECO's 1996 Form 10-K.

5.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring
          For information on restructuring of the electric utility industry within WMECO's jurisdiction, see WMECO's 1996 Form 10-K.

     B.   Nuclear Performance
          Millstone: WMECO has a 19 percent joint-ownership interest in Millstone 1 and 2, and a 12.24 percent joint-ownership interest in Millstone 3. The three Millstone units are managed by Northeast Nuclear Energy Company (NNECO). Millstone 1, 2, and 3 have been out of service since November 4, 1995, February 21, 1996 and March 30, 1996, respectively, and are on the Nuclear Regulatory Commission's
          (NRC) watch list. Management has restructured its nuclear organization and is currently implementing comprehensive plans to restart the units.

          Management believes that Millstone 3 will be ready for restart by the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the NRC to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit can return to operation by that time. A similar schedule indicates a mid-March meeting of the Commissioners to act upon a Millstone 2 restart request. Management hopes that Millstone 3 can begin operating by the end of 1997.

          Based on a recent review of work efforts and budgets, management believes that the overall 1997 nuclear spending levels, which include both nuclear O&M expenditures and associated support services and capital expenditures, will be slightly higher than previously estimated. The 1997 nuclear O&M expenditures are expected to increase, while 1997 projected capital expenditures are expected to decrease. WMECO's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $84 million compared to $73 million previously estimated. The 1997 projection includes $3 million of restart costs identified to date which are expected to be incurred in 1998 and is net of $12 million of Millstone costs reserved in 1996. WMECO's share of 1997 projected capital expenditures for Millstone is expected to decrease from the $11 million previously estimated to $8 million.

          For the six months ended June 30, 1997, WMECO's share of nonfuel O&M costs expensed for Millstone totaled $50 million. The actual expenditures include $9 million reserved for future 1997 restart costs and $3 million reserved for 1998 restart costs, and is net of $12 million of spending against the reserve established in 1996. The reserve balance at June 30, 1997, was approximately $12 million. Nonfuel O&M costs have been and will continue to be absorbed by WMECO without adjustment to its current rates. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

          As discussed above, management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the company will ultimately incur. Replacement power costs incurred by WMECO attributable to the Millstone outages averaged approximately $5 million per month during the first six months of 1997, and are projected to average approximately $5 million per month for the remainder of 1997. Based on current estimates of expenditures and restart dates, management believes the system has sufficient resources to fund the restoration of the Millstone units and related replacement power costs.

          Litigation: For information regarding litigation initiated by the non-NU owners of Millstone 3, see Part II - Item 1 in this Form 10-Q and WMECO's 1996 Form 10-K.

          Maine Yankee Atomic Power Company (MYAPC): WMECO has a three percent ownership interest in the Maine Yankee nuclear generating facility
          (MY). At June 30, 1997, WMECO's equity investment in MYAPC was approximately $2.3 million. The NU system companies had relied on MY for approximately two percent of their capacity.

          On August 6, 1997, the board of directors of MYAPC voted unanimously to cease permanently the production of power at MY. MYAPC has begun to prepare the regulatory filings intended to implement the decommissioning and the recovery of remaining assets of MYAPC. During the latter part of 1997, MYAPC plans to file an amendment to its power contracts to clarify the obligations of its purchasing utilities following the decision to cease power production. MYAPC is currently updating its decommissioning cost estimates. These estimates are expected to be completed during the third quarter of 1997. At this time, the company is unable to estimate its obligation to MYAPC. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including WMECO, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that WMECO will be allowed to recover these costs from its customers.

          For further information regarding nuclear performance, see the MD&A and Part II in this Form 10-Q, WMECO's Form 10-Q for the quarter ended March 31, 1997, WMECO's Form 8-K dated June 27, 1997, and WMECO's 1996 Form 10-K.

     C.   Environmental Matters
          For information regarding environmental matters, see WMECO's Form 10-Q for the quarter ended March 31, 1997 and WMECO's 1996 Form 10-K.

     D.   Nuclear Insurance Contingencies
          For information regarding nuclear insurance contingencies, see WMECO's Form 10-Q for the quarter ended March 31, 1997 and WMECO's 1996 Form 10-K.

     E.   Construction Program
          For information regarding WMECO's construction program, see WMECO's Form 10-Q for the quarter ended March 31, 1997 and WMECO's 1996 Form 10-K.

     F.   Long-Term Contractual Arrangements
          For information regarding long-term contractual arrangements, see WMECO's 1996 Form 10-K.




                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Western Massachusetts Electric Company's (WMECO or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with WMECO's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter Form 10-Q, the 1996 Form 10-K, and the Form 8-Ks dated June 27, 1997, and July 22, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a substantial negative impact on WMECO's earnings. WMECO had a net loss of approximately $15 million in the second quarter of 1997 compared to net income of approximately $4 million in the second quarter of 1996, and a net loss of approximately $17 million for the six months ended June 30, 1997, compared to net income of approximately $12 million for the same period in 1996. The losses for the three-and six-month periods were primarily attributable to replacement-power and nuclear operation and maintenance (O&M) expenses for the Millstone units in 1997. The loss for the first six months of 1997 was also attributable to lower retail sales. Retail kilowatt-hour sales for the six months ended June 30, 1997 were 4 percent below the same period in 1996 primarily due to mild weather in the first quarter of 1997.

In 1997, while all three units are out of service, WMECO expects results of operations to be about break-even based upon current assumptions that reflect normal weather for the year. Replacement-power costs attributable to the Millstone outages averaged approximately $4 million a month during the first six months of 1997, and are projected to average approximately $5 million for the remainder of 1997. The company will continue to expense its replacement power costs in 1997.

Millstone Outages

WMECO has a 19 percent ownership interest in Millstone 1 and 2 and a 12.24 percent joint ownership interest in Millstone 3. Millstone units 1, 2 and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

Millstone 3 continues to be designated by management as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the pace of work on the restart of Millstone 1 was reduced until late in 1997 at which time the full work effort is expected to be resumed.

Management believes that Millstone 3 will be ready for restart by the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission (NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit can return to operation by that time. A similar schedule indicates a mid-March meeting of the Commissioners to act upon a Millstone 2 restart request. Management hopes that Millstone 3 can begin operating by the end of 1997.

As management continues to proceed with its current work towards restart, the Independent Corrective Action Verification Program began on May 27, 1997 for Millstone 3 and June 30, 1997 for Millstone 2. The program is expected to end in mid-November 1997 for Millstone 3 and late November 1997 for Millstone 2. The NRC Operational Safety Team Inspection for Millstone 3 is expected to begin in October 1997.

Based on a recent review of work efforts and budgets, management believes that the overall 1997 nuclear spending levels, which include both nuclear O&M expenditures and associated support services and capital expenditures, will be slightly higher than previously estimated. The 1997 projected nuclear
O&M expenditures are expected to increase, while 1997 projected capital expenditures are expected to decrease. WMECO's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $84 million compared to $73 million previously estimated. The 1997 projection includes $3 million of restart costs identified to date which are expected to be incurred in 1998 and is net of $12 million of Millstone costs reserved in 1996. WMECO's share of 1997 projected capital expenditures for Millstone are expected to decrease from the $11 million previously estimated to $8 million.

For the six months ended June 30, 1997, WMECO's share of nonfuel O&M costs expensed for Millstone totaled $50 million. The actual expenditures include $9 million reserved for future 1997 restart costs and $3 million reserved for 1998 restart costs, and is net of $12 million of spending against the reserve established in 1996. The reserve balance at June 30, 1997, was approximately $12 million. Nonfuel O&M costs have been and will continue to be absorbed by WMECO without adjustment to its current rates.

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

On July 1, 1997, Connecticut Light and Power Company (CL&P) submitted continued unit operation studies to the Connecticut Department of Public Utility Control
(DPUC) showing that, under base case assumptions, Millstone 1 will have a value to System customers (as compared to the cost of shutting down the unit and incurring replacement power costs) of approximately $70 million during the remaining thirteen years of its operating license and Millstone 2 will have a value to System customers (on the same assumptions as used with Millstone 1) of approximately $500 million during the remaining eighteen years of its operating license. Two other cases submitted to the DPUC based on higher assumed O&M costs, which CL&P considers less likely, indicated that Millstone 1 would be uneconomic in varying degrees. Based on these economic analyses, NU expects to continue operating both Millstone 1 and Millstone 2 for the remaining terms of their respective operating licenses.

As a result of the nuclear situation, a number of civil lawsuits, criminal investigations and regulatory proceedings have been initiated, including litigation by NU's shareholders. On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior Court against Northeast Utilities and its current and former trustees. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously. To date, no reserves have been established for existing or potential litigation. See Part II
- Item 1 in this Form 10-Q and WMECO's 1996 Form 10-K for further information on litigation. For further information on the current Millstone outages, see WMECO's First Quarter Form 10-Q, 1996 Form 10-K and Form 8-K dated June 27, 1997.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position due to the current Millstone outages. WMECO anticipates spending approximately $12 million for additional capacity-related costs in 1997, of which $7 million is expected to be expensed. The projected 1997 capacity-related expenditures have increased from previous estimates due to additional improvements to existing fossil units and the NU system's estimated share of costs to reactivate generating units in New England. In the first six months of 1997, WMECO spent approximately $5 million to ensure adequate generating capacity, of which $3 million was expensed.

Despite record-breaking demand in mid-July, the NU system has been able to meet capacity requirements without any supply interruptions. Assuming normal weather conditions and generating unit availability, management expects that the Company will have sufficient capacity to meet peak load demands for the remainder of 1997. If there are high levels of unplanned outages at other units in New England, or if any transmission lines used to import power from other states are unavailable, at times of peak load demand, NU and the other New England utilities may have to resort to operating procedures designed to reduce customer demand.

WMECO has a 3 percent ownership interest in the Maine Yankee nuclear generating facility (MY). On August 6, 1997, the board of directors of Maine Yankee Atomic Power Company (MYAPC) voted to permanently close the plant after efforts to sell the nuclear power plant were unsuccessful. MYAPC had previously announced that it was considering permanent closure of the plant based on economic concerns and uncertainty about the operation of the plant.

For further information on capacity-related issues and MYAPC, see the "Notes to Financial Statements," Note 5B and WMECO's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $12 million in the first six months of 1997, from 1996, primarily due to higher 1997 cash expenditures related to the Millstone outages, and the pay down of the 1996 year end accounts payable balance. The year end accounts payable balance was relatively high due to costs related to a severe December storm and costs associated with the Millstone outages that had been incurred but not yet paid by the end of 1996. Net cash used for financing activities decreased approximately $33 million, primarily due to an increase in short-term borrowings. Net cash used for financing activities was also impacted by higher reacquisitions and retirements long-term debt in 1997 and higher payments of cash dividends on common stock. Cash used for investments increased approximately $4 million primarily due to higher 1997 construction expenditures.

WMECO established a facility in 1996 under which it may sell up to $40 million of its accounts receivable and accrued utility revenues. As of June 30, 1997, WMECO has sold approximately $28 million.

Additionally, the Company and NU, and CL&P entered into a new three-year revolving credit agreement (the New Credit Agreement) in November 1996. On May 30, 1997, the First Amendment and Waiver to the New Credit Agreement became effective. This amendment permits $313.75 million of credit in the aggregate to remain available to WMECO and CL&P through the securing of such borrowings with first mortgage bonds. Interest coverage and common equity ratios were revised to enable the companies to meet certain financial tests. CL&P will be able to borrow up to $225 million on the strength of bonds it has provided as collateral for borrowings under the revolving credit agreement. WMECO will be able to borrow up to $90 million on the basis of bonds it has provided as collateral. The NU parent company, which as a holding company cannot issue first mortgage bonds, will be able to borrow up to $50 million if WMECO, CL&P and NU consolidated financial statements meet certain interest coverage tests for two consecutive quarters. This is not expected to occur until mid-1998. At
June 30, 1997, WMECO had $45 million outstanding under the New Credit Agreement.

On July 31, 1997, WMECO issued $60 million of First Mortgage Bonds, 1997 Series B due July 1, 2001. The net proceeds of the sale of the Bonds will be used to repay short-term debt that was incurred to refinance or refund debt and preferred stock and for general working capital purposes, including costs associated with the current outages at the Millstone units.

In April, 1997, Moody's Investors Services (Moody's) downgraded most of its ratings of WMECO and CL&P securities because of the extended Millstone outages. In May, 1997, Standard & Poor's (S&P) also downgraded its ratings of WMECO and CL&P securities as a result of the Connecticut legislature failing to approve a utility restructuring bill during the recently completed legislative session. As a result, all NU system securities are currently rated below investment grade by Moody's and S&P. These actions could adversely affect the availability and cost of funds for the NU system companies.

On April 17, 1997, the holders of $38 million of notes issued by NU's real estate company (Rocky River Realty Company or RRR) required RRR to repurchase the notes at par. The notes are secured by real estate leases between RRR as lessor and Northeast Utilities Service Company as lessee. On July 1, 1997, RRR received commitments for the purchase of approximately $12 million of notes and RRR repurchased the remaining $26 million of notes on July 14, 1997. On July 30, 1997, approximately $6 million of the $12 million was purchased by an alternative purchaser. The remaining $6 million of the notes is expected to be purchased by another purchaser by September 2, 1997.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO has any agreements containing cross defaults based on events or occurrences involving NU, Public Service Company of New Hampshire (PSNH) or North Atlantic Energy Corporation (NAEC). Similarly, neither PSNH nor NAEC has any agreements containing cross defaults based on events or occurrences involving NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to the financial markets.

If the return to service of one or more of the Millstone units is delayed substantially, or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, or if the system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the system's cash requirements. In those circumstances, management would take actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds. The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at the time.


RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Second                  Year-
                                     Quarter     Percent     to-Date    Percent


Operating revenues                     $2           2%        $(7)         (3)%

Fuel, purchased and net
  interchange power                    14          67          29          63
Other operation                        13          37          (2)         (2)
Maintenance                             9          59          16          64
Amortization of
  regulatory assets, net               (3)        (61)         (4)        (55)
Federal and state income taxes        (15)        (a)         (20)        (a)

Net loss                              (19)        (a)         (29)        (a)

(a) Percentage greater than 100


Comparison of the Second Quarter of 1997 to the Second Quarter of 1996


Total operating revenues increased in 1997, primarily due to higher transmission revenues.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement-power costs expensed in 1997 due to the nuclear outages.

Other operation and maintenance expense increased $22 million in 1997. The major factors were the higher costs associated with the Millstone outages ($15 million) including a $6 million net increase in the reserve for future restart costs, and higher 1997 costs associated with meeting capacity requirements ($3 million), and higher capacity charges from MY ($1 million).

Amortization of regulatory assets, net increased in 1997, primarily due to the completion of the amortization of phase-in costs for Millstone 3 in 1996 ($3 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Comparison of the First Six Months of 1997 to the First Six Months of 1996


Total operating revenues decreased in 1997, primarily due to lower fuel recoveries ($5 million) and lower retail sales ($7 million), partially offset by higher transmission and other revenues ($3 million). Retail sales decreased
4.0 percent primarily due to mild weather in the first quarter of 1997.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement-power costs expensed in 1997 due to the nuclear outages.

Other operation expense decreased $2 million and maintenance expense increased $16 million in 1997. The major factors were the higher costs associated with the Millstone outages ($14 million); higher 1997 costs associated with meeting capacity requirements ($3 million); higher capacity charges from MY ($2 million) and lower conservation and load management costs ($4 million).

Amortization of regulatory assets, net decreased in 1997, primarily due the completion of the amortization of phase-in costs for Millstone 3 in 1996 ($6 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.


                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     CL&P and WMECO, through NNECO, operate Millstone 3 at cost, and without profit, under a Sharing Agreement that obligates them to utilize good utility practice and requires the joint owners to share the risk of employee negligence and other risks of operation and maintenance pro-rata in accordance with their ownership shares. The Sharing Agreement also provides that CL&P and WMECO would only be liable for damages to the non-NU owners for a deliberate violation of the agreement pursuant to authorized corporate action.

     On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior Court against Northeast Utilities and its current and former trustees. The non-NU owners raise a number of contract, tort and statutory claims, arising out of the operation of Millstone 3. The arbitrations and lawsuits seek to recover compensatory damages, punitive damages, treble damages and attorneys' fees. Owners representing approximately two-thirds of the non-NU interests in Millstone 3 have claimed compensatory damages in excess of $200 million. In addition, one of the lawsuits seeks to restrain NU from disposing of its shares of the stock of WMECO and Holyoke Water Power Company, pending the outcome of the lawsuit. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously.

     For further information on this matter, see "Item 3 - Legal Proceedings" in WMECO's 1996 Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In a written Consent in Lieu of an Annual Meeting of Stockholders of WMECO ("Consent") dated March 6, 1997, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at seven was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO.

     Through the Consent the following eight directors were elected, each by a vote of 1,072,471 shares in favor, to serve on the Board of Directors for the ensuing year: Robert G. Abair, John H. Forsgren, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane, Bruce D. Kenyon, and Hugh C. MacKenzie.

ITEM 5.   OTHER INFORMATION

1. On June 27, 1997, nuclear management of NU temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NNECO and NRC inspectors during reviews of the system's licensed operator training programs at the system's four Connecticut nuclear units. Since then, a Training Restart Plan has been established and various training programs have been restarted, including the licensed operator training programs for Millstone. Management continues to believe that the suspension will not affect the schedule to restart the Millstone units.

     For additional information relating to this matter, see WMECO's Current Report on Form 8-K dated June 27, 1997 and "Item 1. Business - Nuclear Plant Performance and Regulatory Oversight" and "Item 3. Legal Proceedings," in WMECO's 1996 Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


          27             Financial Data Schedule

(b)   Reports on Form 8-K:

      1.    WMECO filed a Form 8-K dated June 27, 1997 disclosing:

          . Nuclear management of NU temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NNECO and the NRC;
          . As a result of a trigger event set forth in the original note agreement, RRR intends to repurchase approximately $26 million of the total approximate $38 million of notes from the current holders; the balance of the notes will be purchased by alternative third party purchasers.

     2. WMECO filed a Form 8-K dated July 22, 1997 disclosing information concerning its second quarter 1997 loss.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                                   Registrant





Date:  August 12, 1997        By:  /s/ John H. Forsgren
                                       John H. Forsgren
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Director



Date:  August 12, 1997        By:  /s/ John J. Roman
                                       John J. Roman
                                       Vice President and Controller