Form 10-Q
period 1997-09-30
WESTERN MASSACHUSETTS ELECTRIC CO
filed 1997-11-12
CIK 106170

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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

                     Class                     Outstanding at October 31, 1997

        Common Shares, $25.00 par value                1,072,471 shares





             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                               TABLE OF CONTENTS



                                                                  Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1997 and
        December 31, 1996                                             2

        Consolidated Statements of Income - Three Months
        and Nine Months Ended September 30, 1997 and 1996             4

        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1997 and 1996                             5

        Notes to Consolidated Financial Statements                    6

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
               and Results of Operations                             11

Part II.    Other Information

     Item 5.     Other Information                                   16

     Item 6.     Exhibits and Reports on Form 8-K                    17

Signatures                                                           18






                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 1997      December 31,
                                                             (Unaudited)       1996
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,271,027   $ 1,257,097

     Less: Accumulated provision for depreciation.........       537,535       503,989
                                                            -------------  ------------
                                                                 733,492       753,108
  Construction work in progress...........................        19,808        15,968
  Nuclear fuel, net.......................................        30,758        30,296
                                                            -------------  ------------
      Total net utility plant.............................       784,058       799,372
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............        96,668        83,611
  Investments in regional nuclear generating
   companies, at equity...................................        16,488        15,448
  Other, at cost..........................................         4,903         4,367
                                                            -------------  ------------
                                                                 118,059       103,426
                                                            -------------  ------------
Current Assets:
  Cash and cash equivalents...............................        15,048            67
  Receivables, net (Note 3)...............................         2,136        40,168
  Accounts receivable from affiliated companies...........         3,907         3,525
  Taxes receivable........................................         6,506         1,778
  Accrued utility revenues (Note 3).......................            28        12,394
  Fuel, materials, and supplies, at average cost..........         6,080         5,317
  Recoverable energy costs, net--current portion..........           -             576
  Prepayments and other...................................        16,267        11,686
                                                            -------------  ------------
                                                                  49,972        75,511
                                                            -------------  ------------

Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        63,015        71,519
   Unrecovered contractual obligations (Note 4B)..........       100,644        84,598
   Recoverable energy costs...............................        15,231        17,510
   Other..................................................        30,060        37,225
  Unamortized debt expense................................         2,831         1,866
  Other...................................................         3,742           888
                                                            -------------  ------------
                                                                 215,523       213,606
                                                            -------------  ------------


      Total Assets........................................  $  1,167,612   $ 1,191,915
                                                            =============  ============

See accompanying notes to consolidated financial statements.








WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 1997      December 31,
                                                             (Unaudited)       1996
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       151,106       150,911
  Retained earnings.......................................        53,530        97,045
                                                            -------------  ------------
           Total common stockholder's equity..............       231,448       274,768
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        19,500        21,000
  Long-term debt..........................................       386,298       334,742
                                                            -------------  ------------
           Total capitalization...........................       657,246       650,510
                                                            -------------  ------------
Obligations Under Capital Leases..........................        26,757        29,269
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        15,000           -
  Notes payable to affiliated company.....................         2,350        47,400
  Long-term debt and preferred stock--current
   portion................................................        11,300        14,700
  Obligations under capital leases--current
   portion................................................         5,973         2,965
  Accounts payable........................................        20,114        26,698
  Accounts payable to affiliated companies................        20,555        20,256
  Accrued taxes...........................................         1,043         2,659
  Accrued interest........................................         4,232         5,643
  Nuclear compliance......................................        18,920        11,800
  Other...................................................         3,319         4,754
                                                            -------------  ------------
                                                                 102,806       136,875
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       234,137       245,253
  Accumulated deferred investment tax credits.............        23,731        24,833
  Deferred contractual obligations (Note 4B)..............       100,644        84,598
  Other...................................................        22,291        20,577
                                                            -------------  ------------
                                                                 380,803       375,261
                                                            -------------  ------------



Commitments and Contingencies (Note 4)


                                                            -------------  ------------
           Total Capitalization and Liabilities...........  $  1,167,612   $ 1,191,915
                                                            =============  ============

See accompanying notes to consolidated financial statements.









WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                -------------------  -------------------
                                                   1997      1996       1997      1996
                                                --------- ---------  --------- ---------
                                                           (Thousands of Dollars)

Operating Revenues............................. $111,166  $ 99,866   $321,350  $317,265
                                                --------- ---------  --------- ---------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   34,533    33,168    110,868    79,765
     Other.....................................   43,499    32,389    116,360   107,677
  Maintenance..................................   23,070    14,409     64,423    39,623
  Depreciation.................................   10,179    10,024     30,008    29,661
  Amortization of regulatory assets............    1,605     1,020      4,830     8,155
  Federal and state income taxes...............   (4,020)     (411)   (13,378)    9,785
  Taxes other than income taxes................    4,577     4,940     14,811    15,203
                                                --------- ---------  --------- ---------
        Total operating expenses...............  113,443    95,539    327,922   289,869
                                                --------- ---------  --------- ---------
Operating (Loss) Income........................   (2,277)    4,327     (6,572)   27,396
                                                --------- ---------  --------- ---------

Other Income:
  Equity in earnings of regional nuclear
    generating companies.......................      425       448      1,277     1,481
  Other, net...................................     (946)      703       (589)      918
  Income taxes.................................      173       293        875       351
                                                --------- ---------  --------- ---------
        Other (loss) income, net...............     (348)    1,444      1,563     2,750
                                                --------- ---------  --------- ---------
        (Loss) Income before interest charges..   (2,625)    5,771     (5,009)   30,146
                                                --------- ---------  --------- ---------


Interest Charges:
  Interest on long-term debt...................    6,089     6,026     18,063    18,022
  Other interest...............................      741       141      3,084       395
                                                --------- ---------  --------- ---------
        Interest charges, net..................    6,830     6,167     21,147    18,417
                                                --------- ---------  --------- ---------


Net (Loss) Income.............................. $ (9,455) $   (396)  $(26,156) $ 11,729
                                                ========= =========  ========= =========






See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net(Loss)Income........................................... $  (26,156) $   11,729
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     30,008      29,661
    Deferred income taxes and investment tax credits, net...     (8,029)     (4,085)
    Recoverable energy costs, net of amortization...........      2,855      (6,142)
    Deferred nuclear refueling outage, net of amortization..      4,411       5,050
    Nuclear compliance, net.................................      7,120       7,531
    Other sources of cash...................................     17,993      12,608
    Other uses of cash......................................    (10,041)     (5,538)
  Changes in working capital:
    Receivables and accrued utility revenues, net (Note 3)..     50,016       3,872
    Fuel, materials, and supplies...........................       (763)        234
    Accounts payable........................................     (6,285)     (2,023)
    Accrued taxes...........................................     (1,616)      8,433
    Other working capital (excludes cash)...................    (12,155)     (4,241)
                                                             ----------- -----------
Net cash flows from operating activities....................     47,358      57,089
                                                             ----------- -----------

Financing Activities:
  Net decrease in short-term debt...........................    (30,050)    (16,050)
  Issuance of long-term debt................................     60,000        -
  Reacquisitions and retirements of long-term debt..........    (14,700)       -
  Reacquisitions and retirements of preferred stock.........       -         (1,500)
  Cash dividends on preferred stock.........................     (2,355)     (3,955)
  Cash dividends on common stock............................    (15,004)    (12,741)
                                                             ----------- -----------
Net cash flows used for financing activities................     (2,109)    (34,246)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (21,395)    (15,456)
    Nuclear fuel............................................        (15)        565
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (21,410)    (14,891)
  Investments in nuclear decommissioning trusts.............     (7,282)     (7,394)
  Other investment activities, net..........................     (1,576)       (722)
                                                             ----------- -----------
Net cash flows used for investments.........................    (30,268)    (23,007)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............     14,981        (164)
Cash and cash equivalents- beginning of period..............         67         202
                                                             ----------- -----------
Cash and cash equivalents- end of period.................... $   15,048  $       38
                                                             =========== ===========

See accompanying notes to consolidated financial statements.







             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Western Massachusetts Electric Company (the company or WMECO) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and the company's Form 8-Ks dated August 19, 1997 and October 13, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in
          Note 4B. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

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

     B.   New Accounting Standards

          For information regarding the adoption of new accounting standards, see Note 3, "Sale of Customer Receivables and Accrued Utility Revenues" in this Form 10-Q, WMECO's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and WMECO's 1996 Form 10-K.

      C.  Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see the MD&A in this Form 10-Q, WMECO's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and WMECO's 1996 Form 10-K.

      D.  Cash and Cash Equivalents

          At September 30, 1997, cash and cash equivalents included approximately $15 million of investment in securities resulting from WMECO's sale of accounts receivable and accrued utility revenues. For further information on the sale of accounts receivable and accrued utility revenues, see Note 3 of this Form 10-Q.

2.   SHORT-TERM DEBT

     For information regarding short-term debt, see the MD&A in this Form 10-Q, WMECO's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and WMECO's 1996 Form 10-K.

3.   SALE OF CUSTOMER RECEIVABLES AND ACCRUED UTILITY REVENUES

     During 1996, WMECO entered into an agreement to sell up to $40 million of undivided ownership interests in its eligible customer receivables and accrued utility revenues (receivables) to a third party purchaser. As of September 30, 1997 WMECO had sold approximately $28 million of undivided ownership interests in receivables under its sales agreements. As of October 31, 1997, approximately $28 million of undivided ownership interests in receivables had been sold to the third party purchaser by WMECO through the use of its special purpose, wholly-owned subsidiary, WMECO Receivables Corporation (WRC).

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS 125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing. During May 1997, WMECO had restructured its sales agreement to comply with the conditions of SFAS 125 and account for transactions occurring under this program as sales of assets.

     WRC's sales agreement provides for a formula based loss reserve in which additional receivables may be assigned to the third party purchaser for bad debt. The third party purchaser absorbs the excess amount in the event that actual loss experience exceeds the loss reserve. At September 30, 1997, approximately $4.3 million of assets had been designated as collateral to the third party purchaser by WRC.

     For additional information regarding WMECO's sale of receivables, see the MD&A in this Form 10-Q, WMECO's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and WMECO's 1996 Form 10-K.

4.   COMMITMENTS AND CONTINGENCIES

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

          NU hopes to return Millstone 3 to service late in the first quarter of 1998; Millstone 2 two to three months after Millstone 3; and Millstone 1 in the second half of 1998. The pace of the recovery effort at Millstone 1 will continue to be reduced so that resources can be focused on Millstone units 3 and 2 in the first half of 1998. Full funding for the recovery of Millstone 1 can be restored after Millstone 3 is back in service. The actual date of the return to service is dependent upon the completion of independent inspections and reviews, inspections and reviews by the NRC and a vote by the NRC Commissioners, and, in the case of Millstone 1, the cost and schedule of returning the first two units to service.

          For the nine months ended September 30, 1997, WMECO's share of nonfuel O&M costs expensed for Millstone totaled $83 million. These expenses include $7 million reserved for future 1997 restart costs and $12 million reserved for 1998 restart costs, and is net of $12 million of spending against the reserve established in 1996. The reserve balance at September 30, 1997 was approximately $19 million. WMECO's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $101 million compared to $84 million previously estimated. Nonfuel O&M costs have been and will continue to be absorbed by WMECO without adjustment to its current rates.

          Although 1998 nuclear operating budgets have not been established at this time, management believes that the nuclear spending levels at Millstone will be reduced from 1997 levels, although they will be considerably higher than before the station was placed on the NRC's watch list. The actual level of 1998 spending will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred in 1998 to determine whether adjustments to the existing reserves are required.

          As discussed above, management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs WMECO will ultimately incur. Replacement power costs incurred by WMECO attributable to the Millstone outages averaged approximately $6 million per month during the first nine months of 1997, and are projected to average approximately $5 million per month for the remainder of 1997. Based on the current estimates of expenditures and restart dates, management believes the system has sufficient resources to fund the restoration of the Millstone units and related replacement power costs. WMECO will continue to expense its replacement power costs in 1997.

          Litigation: For information regarding litigation initiated by the non-NU owners of Millstone 3, see WMECO's Form 10-Q for the quarter ended June 30, 1997, and WMECO's 1996 Form 10-K.

          Maine Yankee Atomic Power Company (MYAPC): WMECO has a three percent ownership interest in the Maine Yankee nuclear generating facility
          (MY). At September 30, 1997, WMECO's equity investment in MYAPC was approximately $2.3 million. The NU system companies had relied on MY for approximately two percent of their capacity.

          On August 6, 1997, the board of directors of MYAPC voted unanimously to cease permanently the production of power at MY. During November 1997, MYAPC filed an amendment to its power contracts clarifying the obligations of its purchasing utilities following the decision to cease power production. At September 30, 1997, the estimated obligation, including decommissioning, amounted to approximately $930 million, of which WMECO's share was $27.9 million. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including WMECO, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that WMECO will be allowed to recover these costs from its customers. Accordingly, WMECO has recognized these costs as a regulatory asset, with a corresponding obligation, on its consolidated balance sheets.


          For additional information regarding this and other nuclear performance matters, see Part II and the MD&A in this Form 10-Q, WMECO's Form 8-K dated October 13, 1997, WMECO's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and WMECO's 1996 Form 10-K.

      C.  Environmental Matters

          For information regarding environmental matters, see WMECO's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and WMECO's 1996 Form 10-K.

      D.  Nuclear Insurance Contingencies

          For information regarding nuclear insurance contingencies, see WMECO's Form 10-Q for the quarter ended March 31, 1997 and WMECO's 1996 Form 10-K.

      E.  Construction Program

          For information regarding WMECO's construction program, see WMECO's Form 10-Q for the quarter ended March 31, 1997 and WMECO's 1996 Form 10-K.

      F.  Long-Term Contractual Arrangements

          For information regarding long-term contractual arrangements, see WMECO's 1996 Form 10-K. For information related to the closure of MY, see the MD&A and Note 4B in this Form 10-Q, and WMECO's Form 10-Q for the quarter ended June 30, 1997.





                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Western Massachusetts Electric Company's (WMECO or the Company) financial condition and the principal factors having an impact on the results of operations. The Company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with WMECO's consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1997 Form 10-Qs, the 1996 Form 10-K, and the Form 8-Ks dated August 19, 1997 and October 13, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a substantial negative impact on WMECO's earnings. WMECO had a net loss of approximately $9 million in the third quarter of 1997 compared to a net loss of approximately $400,000 in the third quarter of 1996, and a net loss of approximately $26 million for the nine months ended September 30, 1997, compared to net income of approximately $12 million for the same period in 1996. The losses for the three-and nine-month periods were attributable to replacement power and nuclear operation and maintenance (O&M) expenses for the Millstone units in 1997, including amounts reserved for future spending in 1997 and 1998.

The loss for the first nine months of 1997 was also attributable to lower retail sales. Higher retail sales in the quarter reduced the third quarter loss. Retail kilowatt-hour sales for the quarter were 3.7 percent higher than the third quarter of 1996 primarily due to modest economic growth. Retail kilowatt-hour sales for the nine months ended September 30, 1997 were 1.5 percent below the same period in 1996 primarily due to mild weather in the first quarter of 1997.

Millstone-related costs have risen over the past several months as the company completes the engineering, physical and programmatic efforts needed to return the units to service. As a result, WMECO now expects a loss from results of operations in 1997.

Millstone Outages

WMECO has a 19 percent joint ownership interest in Millstone 1 and 2 and a 12.24 percent joint ownership interest in Millstone 3. Millstone units 1, 2 and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

The Company hopes to return Millstone 3 to service late in the first quarter of 1998; Millstone 2 two to three months after Millstone 3; and Millstone 1 in the second half of 1998. The pace of the recovery effort at Millstone 1 will continue to be reduced so that resources can be focused on Millstone units 3 and 2 in the first half of 1998. Full funding for the recovery of Millstone 1 can be restored after Millstone 3 is back in service. The actual date of the return to service for each of the units is dependent upon the completion of independent inspections and reviews, inspections and reviews by the Nuclear Regulatory Commission (NRC) and a vote by the NRC Commissioners and, in the case of Millstone 1, the cost and schedule of returning the first two units to service.

For the nine months ended September 30, 1997, WMECO's share of nonfuel O&M costs expensed for Millstone totaled $83 million. These expenses include $7 million reserved for future 1997 restart costs and $12 million reserved for 1998 restart costs, and is net of $12 million of spending against the reserve established in 1996. The reserve balance at September 30, 1997, was approximately $19 million. WMECO's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $101 million compared to $84 million previously estimated. Nonfuel O&M costs have been and will continue to be absorbed by WMECO without adjustment to its current rates.

Although 1998 nuclear operating budgets have not been established at this time, management believes that the 1998 nuclear spending levels at Millstone will be reduced from 1997 levels, although they will be considerably higher than before the station was placed on the NRC's watch list. The actual level of 1998 nuclear spending at Millstone will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred in 1998 to determine whether adjustments to the existing reserves are required.

Replacement power costs attributable to the Millstone outages averaged approximately $6 million a month during the first nine months of 1997, and are projected to average approximately $5 million for the remainder of 1997. The Company will continue to expense its replacement power costs in 1997.

For further information on the current Millstone outages, see the "Notes to Consolidated Financial Statements," Note 4B, in this Form 10-Q, WMECO's First and Second Quarter 1997 Form 10-Qs and 1996 Form 10-K.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position due to the current Millstone outages. WMECO anticipates that its 1997 spending for additional capacity-related costs will be approximately $12 million, of which $7 million is expected to be expensed. WMECO spent approximately $9 million of the $12 million through the first nine months of 1997, of which $4 million was expensed.

WMECO has a 3 percent ownership interest in the Maine Yankee nuclear generating facility (MY). On August 6, 1997, the board of directors of Maine Yankee Atomic Power Company (MYAPC) voted unanimously to cease permanently the production of power at MY. During November 1997, MYAPC filed an amendment to its power contracts clarifying the obligations of its purchasing utilities following the decision to cease power production. As of September 30, 1997, the estimated obligation, including decommissioning, amounted to approximately $930 million, of which WMECO's share was approximately $28 million. Under the terms of the contracts with MYAPC, WMECO is responsible for its proportionate share of the costs of the unit, including decommissioning. Management expects that WMECO will be allowed to recover these costs from its customers as they are included in the Federal Energy Regulatory Commission approved wholesale contract. Accordingly, WMECO has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheets.

For further information on MYAPC, see the "Notes to Consolidated Financial Statements," Note 4B and Part II - Item 2 in this Form 10-Q and WMECO's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $10 million in the first nine months of 1997, compared to the same period in 1996, primarily due to higher 1997 cash expenditures related to the Millstone outages, and the pay down in 1997 of the 1996 year end accounts payable balance, partially offset by the utilization of the accounts receivable facility. The year end accounts payable balance was relatively high due to costs related to a severe December storm and costs associated with the Millstone outages that had been incurred but not yet paid by the end of 1996. Net cash used for financing activities decreased approximately $32 million, primarily due to the issuance of long-term debt in 1997. Net cash used for financing activities was also impacted by higher short-term borrowings and retirements of long-term debt in 1997. Cash used for investments increased approximately $7 million primarily due to higher 1997 construction expenditures.

WMECO established a facility in 1996 under which it may sell from time to time, up to $40 million of undivided ownership interests in its accounts receivable and accrued utility revenues. As of September 30, 1997, WMECO has sold approximately $28 million.

NU, The Connecticut Light and Power Company (CL&P) and WMECO entered into a new three-year revolving credit agreement (the New Credit Agreement) in November 1996, which was amended in May 1997. At September 30, 1997, WMECO had $15 million outstanding under the New Credit Agreement.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO has any financing agreements containing cross defaults based on financial defaults by NU, Public Service Company of New Hampshire (PSNH) or North Atlantic Energy Corporation (NAEC). Similarly, neither PSNH nor NAEC has any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to financial markets.


The Company's ability to borrow under its financing arrangements is dependent on its satisfaction of contractual borrowing conditions. The financial covenants that must be satisfied to permit WMECO to borrow under the New Credit Agreement are particularly restrictive. Also, WMECO'S accounts receivable facilities could become unavailable if its respective senior securities were to be downgraded by more than one step. Management has instructed all non-nuclear groups to constrain their spending for the remainder of 1997 and the first half of 1998, while the Millstone units are expected to be out of service, to levels intended to assure that the financial covenants in WMECO's New Credit Agreement are satisfied. In addition, management has announced that there will be a delay in the resumption of full recovery funding for Millstone 1, as necessary, to ensure that commitments to the Company's lenders are met. However, there is no assurance that these financial covenants will be met as the Company may encounter additional unexpected costs such as from storms; or reduced revenues from the effect of weather on sales levels.

If the return to service of one or more of the Millstone units is delayed substantially, beyond the present revised restart estimates or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, or if the system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the system's cash requirements. In those circumstances, management would take even more stringent actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds. The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at the time.



RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Third                   Year-
                                     Quarter     Percent     to-Date    Percent


Operating revenues                    $11          11%         $4           1%

Fuel, purchased and net
  interchange power                     1           4          31          39
Other operation                        11          34           9           8
Maintenance                             9          60          25          63
Amortization of
  regulatory assets, net                1          57          (3)        (41)
Federal and state income taxes         (3)        (a)         (24)        (a)

Net income                             (9)        (a)         (38)        (a)

(a) Percentage greater than 100


Comparison of the Third Quarter of 1997 to the Third Quarter of 1996


Total operating revenues increased in 1997, primarily due to higher retail sales and higher fuel recoveries. Retail sales increased 3.7 percent as a result of modest economic growth.

Other operation and maintenance expense increased $20 million in 1997. The major factors were the higher costs associated with the Millstone outages ($20 million), including a $10 million net increase in the reserve for future restart costs. This increase was partially offset by lower capacity charges from Connecticut Yankee as a result of a property tax refund ($3 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Comparison of the First Nine Months of 1997 to the First Nine Months of 1996


Total operating revenues increased in 1997, primarily due to higher transmission and other revenues partially offset by lower retail sales. Retail sales were
1.5 percent lower for the nine months as a result of mild weather in the first quarter of 1997.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement power costs expensed in 1997 due to the nuclear outages.

Other operation and maintenance expense increased $34 million in 1997. The major factors were the higher costs associated with the Millstone outages ($34 million); higher capacity charges from MY ($2 million) and higher costs to ensure adequate capacity ($4 million), partially offset by lower capacity charges from Connecticut Yankee as a result of a property tax refund ($3 million) and lower administrative and general costs due primarily to lower pensions and benefits ($2 million).

Amortization of regulatory assets, net decreased in 1997, primarily due the completion of the amortization of phase-in costs for Millstone 3 in 1996.

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.



                          PART II.  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

1.   The Citizens Awareness Network (CAN) filed a petition with the NRC under
Section 2.206 of the NRC's regulations in November 1996 requesting that the NRC suspend or revoke the operating licenses for Millstone 1, 2, and 3 and Connecticut Yankee Atomic Power Company's nuclear generating facility (CY). The petition also requested that the NRC take enforcement actions and make investigations based on numerous allegations. On September 12, 1997, the Director of Nuclear Reactor Regulation (Director) issued a partial decision granting certain aspects of the petition, denying other aspects and deferring other aspects of the petition pertaining to possible wrongdoing. The NRC responded to these requests by relying upon actions that have already been taken or actions that are currently under way. The NRC also denied petitioners' request that the Millstone restart decision be postponed until completion of pending investigations into alleged wrongdoings. However, the NRC decision indicated that the results of these investigations will be considered by the NRC Commissioners at the time of restart.

     On September 3, 1997, the Director issued a partial decision deferring in part and denying in part another Section 2.206 petition that had been filed by CAN and the Nuclear Information Resource Service seeking NRC enforcement action and placement of certain restrictions on decommissioning activities at CY. The decision deferred that aspect of the petition requesting that the NRC take enforcement action with respect to the radiological controls program at the plant. The petitioners' requests that CY be placed on the NRC's watch list and that a six-month moratorium be placed on decommissioning activities at CY were denied.

     For additional information relating to this matter, see "Item 3. Legal Proceedings," in WMECO's 1996 Form 10-K and "Item 5 - Other Information" in WMECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

2. A number of municipalities and cooperatives (Secondary Purchasers) have notified the sponsors of MY, including CL&P, WMECO and PSNH, that they consider their purchase and payment obligations under their purchase agreements to have been terminated as a result of the decision by the MYAPC Board of Directors (MY Board) to retire the facility. Accordingly, these Secondary Purchasers have informed the sponsors that they will be making no further payments under the contracts for the period following the MY Board's decision. Through such contracts, the sponsors agreed to deliver a portion of the capacity and electrical output from the facility until the year 2003 in exchange for payment by the Secondary Purchasers of a pro rata share of the plant's costs and expenses. NU's subsidiaries' estimated exposure under these contracts is approximately $15 million to $20 million over the remaining term of these agreements. The MY sponsors are reviewing their options on how to proceed against the Secondary Purchasers in this matter.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description

              10              Description of Certain Management
                              Compensation Arrangements (Exhibit 10.50,
                              File No. 333-30911)

              27              Financial Data Schedule

(b)   Reports on Form 8-K:

      1.  WMECO filed a Form 8-K dated August 19, 1997 disclosing that Michael
          G. Morris has been appointed Chairman, President and Chief Executive Officer of NU.

      2.  WMECO filed a Form 8-K dated October 13, 1997 disclosing:

          . NU's earnings for the quarter ending September 30, 1997 and information on the Millstone nuclear units restart schedule.
          . The Connecticut Department of Public Utility Control has been conducting a review of the rates of CL&P, including an analysis of the possibility of removing one or more of the Millstone nuclear units from CL&P's rate base.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                                   Registrant





Date:  November 12, 1997            By: /s/ John H. Forsgren

                                            John H. Forsgren
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Director



Date:  November 12, 1997            By:  /s/ John J. Roman

                                             John J. Roman
                                             Vice President and Controller